Form 10-Q
period 2021-06-30
MGP INGREDIENTS INC
filed 2021-08-04
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
21,962,171 shares of Common Stock, no par value as of July 29, 2021

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

All amounts in this report, except for share, par values, bushels, gallons, pounds, mmbtu, proof gallons, per share, per bushel, per gallon, per proof gallon, per 9-liter case and percentage amounts, are shown in thousands unless otherwise noted.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Quarter Ended June 30,		Year to Date Ended June 30,
	2021	2020	2021	2020
Sales	$174,939	$92,560	$283,262	$191,642
Cost of sales	118,112	71,858	194,136	147,729
Gross profit	56,827	20,702	89,126	43,913
Selling, general and administrative expenses	29,164	9,364	40,963	18,867
Operating income	27,663	11,338	48,163	25,046
Interest expense, net	(1,104)	(628)	(1,592)	(1,107)
Other income (loss), net	(88)	330	(58)	167
Income before income taxes	26,471	11,040	46,513	24,106
Income tax expense	6,412	2,550	11,027	5,774
Net income	20,059	8,490	35,486	18,332

Income attributable to participating securities	150	57	299	123
Net loss attributable to noncontrolling interest	(76)	—	(76)	—
Net income attributable to MGP Ingredients, Inc.	$19,985	$8,433	$35,263	$18,209

Basic and diluted weighted average common shares	21,916,721	16,899,079	19,436,143	16,956,502

Basic and diluted Earnings Per Share	$0.91	$0.50	$1.81	$1.07

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarter Ended June 30,		Year to Date Ended June 30,
	2021	2020	2021	2020
Net income	$20,059	$8,490	$35,486	$18,332
Other comprehensive income, net of tax:
Unrealized gain on foreign currency translation adjustment	1	—	7	—
Change in Company-sponsored post-employment benefit plan	—	21	49	15
Other comprehensive income	1	21	56	15

Comprehensive income	20,060	8,511	35,542	18,347
Comprehensive loss attributable to noncontrolling interest	(76)	—	(76)	—
Comprehensive income attributable to MGP Ingredients, Inc.	$20,136	$8,511	$35,618	$18,347

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

	June 30, 2021	December 31, 2020
Current Assets
Cash and cash equivalents	$37,243	$21,662
Receivables (less allowance for credit losses, $100 and $24 at June 30, 2021, and December 31, 2020, respectively)	79,110	56,966
Inventory	232,292	141,011
Prepaid expenses	4,996	2,644
Total current assets	353,641	222,283
Property, plant, and equipment	378,962	313,730
Less accumulated depreciation and amortization	(189,330)	(181,738)
Property, plant, and equipment, net	189,632	131,992
Operating lease right-of-use assets, net	9,169	5,151
Investment in joint ventures	5,739	—
Intangible assets, net	219,872	890
Goodwill	228,243	2,738
Other assets	8,001	3,521
Total assets	$1,014,297	$366,575
Current Liabilities
Current maturities of long-term debt	$3,227	$1,600
Accounts payable	37,434	30,273
Federal and state liquor taxes payable	9,175	107
Income taxes payable	1,721	704
Accrued expenses and other	31,881	20,645
Total current liabilities	83,438	53,329
Long-term debt, less current maturities	36,870	38,271
Credit agreement - revolver	230,294	—
Long-term operating lease liabilities	6,626	3,057
Other noncurrent liabilities	5,117	7,094
Deferred income taxes	58,450	2,298
Total liabilities	420,795	104,049
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 23,123,793 shares at June 30, 2021 and 18,115,965 shares at December 31, 2020; and 21,961,233 and 16,915,862 shares outstanding at June 30, 2021 and December 31, 2020, respectively	6,715	6,715
Additional paid-in capital	315,062	15,503
Retained earnings	293,724	262,943
Accumulated other comprehensive income	542	486
Treasury stock, at cost, 1,162,560 and 1,200,103 shares at June 30, 2021 and December 31, 2020, respectively	(22,469)	(23,125)
Total MGP Ingredients, Inc. stockholders’ equity	593,578	262,526
Noncontrolling interest	(76)	—
Total equity	593,502	262,526
Total liabilities and equity	$1,014,297	$366,575
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$35,486	$18,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,425	6,344
Net loss attributable to noncontrolling interest	(76)	—
Gain on sale of assets	—	(8)
Share-based compensation	4,767	1,801
Deferred income taxes, including change in valuation allowance	(1,568)	(99)
Unrealized gain on foreign currency	7	—
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables, net	7,531	(13,174)
Inventory	(408)	(9,983)
Prepaid expenses	(897)	(1,973)
Income taxes payable	1,017	5,778
Accounts payable	(12,996)	(4,218)
Accrued expenses and other	7,987	3,126
Federal and state liquor taxes payable	716	132
Other, net	(2,537)	(72)
Net cash provided by operating activities	47,454	5,986

Cash Flows from Investing Activities
Additions to property, plant, and equipment	(18,336)	(10,177)
Purchase of business, net of cash acquired	(149,599)	(2,750)
Contributions to equity method investment	(988)	—
Proceeds from sale of property	—	688
Other, net	(1,312)	(168)
Net cash used in investing activities	(170,235)	(12,407)

Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(4,707)	(4,101)
Purchase of treasury stock	(765)	(4,395)
Loan fees paid related to borrowings	(666)	(1,148)
Principal payments on long-term debt	—	(199)
Proceeds from credit agreement - revolver	242,300	54,700
Payments on credit agreement - revolver	(10,306)	(30,000)
Payment on assumed debt as part of the Merger	(87,497)	—
Net cash provided by financing activities	138,359	14,857

Effect of exchange rate changes on cash	3	—
Increase in cash and cash equivalents	15,581	8,436
Cash and cash equivalents, beginning of period	21,662	3,309
Cash and cash equivalents, end of period	$37,243	$11,745
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Year to Date Ended June 30, 2021
(Unaudited) (Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive income	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2020	$4	$6,715	$15,503	$262,943	$486	$(23,125)	$—	$262,526
Comprehensive income:
Net income	—	—	—	15,427	—	—	—	15,427
Other comprehensive income	—	—	—	—	55	—	—	55
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,052)	—	—	—	(2,052)
Share-based compensation	—	—	3,229	—	—	—	—	3,229
Stock shares awarded, forfeited or vested	—	—	(716)	—	—	716	—	—
Stock shares repurchased	—	—	—	—	—	(674)	—	(674)
Balance, March 31, 2021	4	6,715	18,016	276,318	541	(23,083)	—	278,511
Comprehensive income:
Net income	—	—	—	20,059	—	—	(76)	19,983
Other comprehensive income	—	—	—	—	1	—	—	1
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,653)	—	—	—	(2,653)
Share-based compensation	—	—	1,538	—	—	—	—	1,538
Stock shares awarded, forfeited or vested	—	—	(705)	—	—	705	—	—
Stock shares repurchased	—	—	—	—	—	(91)	—	(91)
Equity consideration for Merger	—	—	296,213			—		296,213
Balance, June 30, 2021	$4	$6,715	$315,062	$293,724	$542	$(22,469)	$(76)	$593,502

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

MGP INGREDIENTS, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

Note 1.  Accounting Policies and Basis of Presentation

The Company. MGP Ingredients, Inc. (“the Company,” and “MGP”) is a Kansas corporation headquartered in Atchison, Kansas and is a leading producer and supplier of premium distilled spirits, branded spirits and food ingredients. Distilled spirits include premium bourbon and rye whiskeys and grain neutral spirits, including vodka and gin. Our distilled spirits are either packaged and sold under our own brands to distributors, sold, directly or indirectly, to manufacturers of other branded spirits, or direct to consumer. MGP is also a top producer of high quality industrial alcohol for use in both food and non-food applications. The Company’s protein and starch food ingredients provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the packaged goods industry. Our industrial alcohol and ingredients products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries. The Company’s distillery products are derived from corn and other grains (including rye, barley, wheat, barley malt, and milo), and its ingredient products are derived, primarily from wheat flour.

On April 1, 2021, the Company acquired Luxco, Inc. and its affiliated companies (“Luxco”, or “Luxco Companies”) which is a leading branded beverage alcohol company across various categories, with a more than 60-year business heritage. Luxco’s operations predominately involve the producing, importing, bottling and rectifying of distilled spirits. See Note 3, Business Combination, for further details.

As a result of the merger with Luxco, during the quarter ended June 30, 2021, the Company established a new reportable segment structure that separates Branded Spirits from the Distillery Products segment. The Ingredient Solutions segment remains unchanged. The new segment presentation reflects how management is now operating the business and making resource allocations. The Company now reports three operating segments: Distillery Products, Branded Spirits and Ingredient Solutions. Certain amounts in the 2020 consolidated financial statements have been reclassified to conform to the 2021 presentation and prior periods have been revised to reflect the new operating segment structure.

Basis of Presentation and Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter ended June 30, 2021, should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”).  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

The Company holds 60 percent interest in Dos Primos Tequila, LLC (“Dos Primos”). The Company consolidated Dos Primos activity on the financial statements and backs out the 40 percent non-controlling interest portion on a separate line.

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

Inventory.  Inventory includes finished goods, raw materials in the form of agricultural commodities used in the production process as well as bottles, caps, and labels used in the bottling process and certain maintenance and repair items.  Bourbon and whiskeys are normally aged in barrels for several years, following industry practice; all barreled bourbon and whiskey is classified as a current asset. The Company includes warehousing, insurance, and other carrying charges applicable to barreled whiskey in inventory costs.

Inventories are stated at lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	June 30, 2021	December 31, 2020
Finished goods	$47,500	$16,414
Barreled distillate (bourbons and whiskeys)	151,441	105,445
Raw materials	21,850	6,954
Work in process	1,533	1,805
Maintenance materials	8,806	8,634
Other	1,162	1,759
Total	$232,292	$141,011

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

Revenue is recognized for the sale of products at the point in time finished products are delivered to the customer in accordance with shipping terms. This is a faithful depiction of the satisfaction of the performance obligation because, at the point control passes to the customer, the customer has legal title and the risk and rewards of ownership have transferred, and the customer has present obligation to pay. For certain international customers, deposits are required in advance of shipment. These deposits are reported as contract liabilities until control passes to the customer and revenue is recognized.

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

Excise Taxes. The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (the “TTB”) regulations which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its Federal and state excise tax expense based upon units shipped and on its understanding of the applicable excise tax laws. Excise taxes that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer are excluded from revenue.

Recognition of Insurance Recoveries. Estimated loss contingencies are recognized as charges to income when they are probable and reasonably estimable. Insurance recoveries are not recognized until all contingencies related to the insurance claim have been resolved and settlement has been reached with the insurer. Insurance recoveries, to the extent of costs and losses, are reported as a reduction to costs on the Condensed Consolidated Statements of Income. Insurance recoveries, in excess of costs and losses, if any, would be reported as a separate caption in Operating income on the Condensed Consolidated Statements of Income. Legally committed recovery amounts obtained prior to contingencies being resolved are recorded in Accrued expenses and other on the Condensed Consolidated Balance Sheets.

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

Translation of Foreign Currencies. Assets and liabilities of Niche Drinks Co., Ltd. (“Niche”), a wholly-owned subsidiary of the Company whose functional currency is the British pound sterling, are translated to U.S. dollars using the exchange rate in effect at the condensed consolidated balance sheet date. Results of operations are translated using average rates during the period. Adjustments resulting from the translation process are included as a component of Accumulated other comprehensive income.

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

Goodwill and Indefinite-Lived Intangible Assets. The Company records goodwill and other indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and other indefinite-lived intangible assets to its respective reporting units. The Company evaluates goodwill for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. To the extent that the carrying amount exceeds fair value, an impairment of goodwill is recognized. Judgment is required in the determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. The Company separately evaluates indefinite-lived intangible assets for impairment. As of June 30, 2021, the Company determined that goodwill and indefinite-lived intangible assets were not impaired.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $276,919 and $44,548 at June 30, 2021 and December 31, 2020, respectively. The financial statement carrying value of total debt was $270,391 (including unamortized loan fees) and $39,871 (including unamortized loan fees) at June 30, 2021 and December 31, 2020, respectively.  These fair values are considered Level 2 under the fair value hierarchy. Fair value disclosure for deferred compensation plan investments is included in Note 9.

Equity Method Investments. The condensed consolidated financial statements include the results of Luxco and its affiliated companies since April 1, 2021, when the Company obtained control through the Merger. The Company holds 50 percent interests in DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S.de R.L. de C.V. (“Agricola”) (combined “LMX”), which are accounted for as equity method investments since the date of acquisition. At June 30, 2021, the investment in LMX was $5,739, which is recorded in Investment in joint ventures on the Condensed Consolidated Balance Sheet. During the quarter and year to date ended June 30, 2021, the Company recorded a $334 loss from our equity method investments, which is recorded in Other income (loss), net on the Condensed Consolidated Statement of Income.

Recently Adopted Accounting Standard Updates. The Company did not adopt any new Accounting Standard Updates during the quarter ended June 30, 2021.

Note 2.  Revenue

The Company generates revenues from the Distillery Products segment by the sale of products and by providing warehouse services related to the storage and aging of customer products. The Company generates revenues from the Branded Spirits and Ingredient Solutions segments by the sale of products. Revenue related to sales of products is recognized at a point in time whereas revenue generated from warehouse services is recognized over time. Contracts with customers include a single performance obligation (either the sale of products or the provision of warehouse services).

The following table presents the Company’s sales by segment and major products and services:

	Quarter Ended June 30,		Year to Date Ended June 30,
	2021	2020	2021	2020
Distillery Products
Brown goods	$43,766	$25,325	$86,807	$53,970
White goods	18,205	14,873	34,862	31,712
Premium beverage alcohol	61,971	40,198	121,669	85,682
Industrial alcohol	14,770	22,953	32,106	44,571
Food grade alcohol	76,741	63,151	153,775	130,253
Fuel grade alcohol	4,753	1,174	7,270	2,696
Distillers feed and related co-products	4,672	6,781	9,644	13,770
Warehouse services	4,182	3,699	8,283	7,600
Total Distillery Products	90,348	74,805	178,972	154,319

Branded Spirits
Ultra premium	10,093	320	10,574	684
Premium	6,301	47	6,383	171
Mid	17,786	—	17,786	—
Value	20,944	—	20,944	—
Other	5,302	17	5,309	17
Total Branded Spirits	60,426	384	60,996	872

Ingredient Solutions
Specialty wheat starches	12,598	9,122	22,820	19,334
Specialty wheat proteins	8,352	6,013	14,398	12,378
Commodity wheat starches	2,663	1,774	4,946	3,651
Commodity wheat proteins	552	462	1,130	1,088
Total Ingredient Solutions	24,165	17,371	43,294	36,451

Total sales	$174,939	$92,560	$283,262	$191,642

Note 3. Business Combination

Description of the transaction. On January 22, 2021, the Company entered into a definitive agreement to acquire Luxco, and subsequently completed the merger on April 1, 2021 (the “Merger”). Luxco is a leading branded beverage alcohol company across various categories, with a more than 60-year business heritage. As a result of the Merger, MGP increased its scale and market position in the branded-spirits sector and believes it strengthened its platform for future growth of higher valued-added products.

Following the Merger, the Luxco Companies became wholly-owned subsidiaries of MGP and are included within the Branded Spirits segment. The aggregate consideration paid by the Company in connection with the Merger was $237,500 in cash (less assumed indebtedness) and 5,007,833 shares of common stock of the Company, subject to adjustment for fractional shares (the “Company Shares,” and together with the cash portion, the “Merger Consideration”). The Company Shares were valued at $296,213 and represented approximately 22.8 percent of the Company’s outstanding common stock immediately following the closing of the Merger. The Merger Consideration is subject to customary purchase price adjustments, including working capital, a portion of which may be paid in common stock.

The preliminary Merger Consideration will increase or decrease to the extent that actual closing date working capital exceeds or is less than the contractually agreed upon working capital target. In addition, the preliminary Merger Consideration will be increased for any acquired cash. In connection with the closing of the Merger on April 1, 2021, the preliminary purchase price adjustments increased the cash consideration paid by approximately $75 and increased stock consideration by approximately $159.

The cash portion of the Merger Consideration, the repayment of assumed debt, and transaction-related expenses were financed with borrowings under the Company’s existing Credit Agreement which was drawn down on April 1, 2021. See Note 5, Corporate Borrowings, for further details.

For tax purposes, the transaction was structured partially as a tax-free reorganization and partially as a taxable acquisition, as defined in the Internal Revenue Code. The Company anticipates the amount transferred in a tax deferred manner, under the tax-free reorganization rules, will not create additional tax basis for the Company. The taxable component of the transaction will create additional tax basis and a corresponding future tax deduction for the Company.

The Merger was accounted for as a business combination in accordance with Accounting Standard Codification 805 “ASC 805”), Business Combinations, and as such, assets acquired, liabilities assumed, and consideration transferred were recorded at their estimated fair values on the acquisition date. The fair value of the assets acquired and liabilities assumed are based upon a preliminary assessment of fair value and may change as valuations for certain tangible assets, intangible assets and contingent liabilities are finalized and the associated income tax impacts are determined. The Company expects to finalize the purchase price allocation as soon as practicable, but no longer than one year from the acquisition date.

Purchase Price Allocation. The following table summarizes the preliminary allocation of the consideration paid for Luxco to the preliminary estimated fair value of the assets acquired and liabilities assumed at the acquisition date, with the excess recorded to goodwill.

Consideration:
Cash, net of assumed debt	$150,078
Value of MGP Common Stock issued at close (a)	296,372
Fair value of total consideration transferred	$446,450

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$479
Receivables	29,675
Inventory	90,854
Prepaid expenses	1,454
Property, plant and equipment, net	41,279
Investments in joint ventures	5,085
Intangible assets (b)	219,500
Other assets	4,257
Total assets	392,583
Current maturities of long-term debt (c)	87,497
Accounts payable	14,453
Federal and state liquor taxes payable	8,352
Accrued expenses and other	2,832
Other noncurrent liabilities	784
Deferred income taxes	57,720
Total liabilities	171,638
Goodwill	225,505
Total	$446,450

(a) The Company issued 5,007,833 shares of MGP Common Stock which was valued at $59.15 per share on April 1, 2021. The value of MGP Common Stock includes the preliminary working capital adjustment of $159.
(b) Intangible assets acquired includes trade names with an estimated fair value of $178,100 and distributor relationships with an estimated fair value of $41,400.
(c) The fair value of Luxco’s debt that was assumed by MGP in the transaction and repaid on the closing date.

In accordance with ASC 805 assets acquired, liabilities assumed, and consideration transferred were recorded at their estimated fair values on the acquisition date. The fair value measurements of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and represent Level 3 measurements within the fair value hierarchy. Level 3 inputs include discount rates that would be used by a market participant in valuing these assets and liabilities, projections of revenues and cash flows, distributor attrition rates, royalty rates and market comparable, among others. The fair value of work-in-process and finished goods inventory was determined using the comparative sales method and raw materials was determined using the replacement cost method.

Goodwill of $225,505 represents the excess of the consideration transferred over the estimated fair value of assets acquired net of liabilities assumed. No Goodwill is expected to be deductible for tax purposes. The Intangible assets acquired includes indefinite-lived intangible assets, trade names, with an estimated fair value of $178,100 and definite-lived intangible assets, distributor relationships, with an estimated fair value of $41,400 and a useful life of 20 years. The trade names and distributor relationships acquired by the Company have been adjusted to the estimated fair values using the relief from royalty method and multi-period earnings method, respectively. Management and a third party valuation team performed a preliminarily valuation analysis to determine the fair value of each trade name and distributor relationship.

Operating Results. The operating results of Luxco were consolidated with the Company’s operating results subsequent to the merger date. During the quarter and year to date ended June 30, 2021, the Company recorded $59,298 of Sales and $6,520 of Income before income taxes, attributable to Luxco on it’s Condensed Consolidated Statement of Income. During the quarter and year to date ended June 30, 2021, the Company has incurred $6,738 and $8,628, respectively, of transaction related costs, which are included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Income.

Pro Forma Information. The following table summarizes the unaudited pro forma financial results for the quarter and year to date ended June 30, 2021 and 2020, as if the Merger had occurred on January 1, 2020:

	Pro Forma Financial Information
	Quarter Ended June 30,		Year to Date Ended June 30,
	2021	2020	2021	2020
Sales	$174,939	$141,686	$349,461	$289,894
Net income	28,124	12,589	34,419	15,990
Basic and diluted earnings per share	1.28	0.57	1.56	0.72

The pro forma results are adjusted for items that are non-recurring in nature and directly attributable to the Merger, including the income tax effect of the adjustments. Merger related costs incurred by the Company of $6,738 and $8,628 for the quarter and year to date ended June 30, 2021, respectively, were excluded and $6,738 is assumed to have been incurred on January 1, 2020. Merger related costs incurred by Luxco of $3,132 were excluded from the year to date ended June 30, 2021 pro forma results. A non-recurring expense of $2,529 for the quarter and year to date ended June 30, 2021 related to the fair value adjustment of finished goods inventory estimated to have been sold was removed and included in the results for the year to date ended June 30, 2020. Other acquired tangible and intangible assets are assumed to be recorded at estimated fair value on January 1, 2020 and are amortized or depreciated over their estimated useful lives.

The summary pro forma financial information is for informational purposes only, is based on estimates and assumptions, and does not purport to represent what the Company’s consolidated results of operations actually would have been if the Merger had occurred at an earlier date, and such data does not purport to project the Company’s results of operations for any future period. The basic and diluted shares outstanding used to calculate the pro forma net income per share amounts presented above have been adjusted to assume shares issued at the closing of the Merger were outstanding since January 1, 2020.

Note 4. Goodwill and Intangible Assets

Definite-Lived Intangible Assets

The Company has a definite-lived intangible asset which was acquired as a result of the Merger. The distributor relationships have a carrying value of $40,882, net of accumulated amortization of $518. The distributor relationships have a useful life of 20 years. The amortization expense for the quarter and year to date ended June 30, 2021 was $518.

As of June 30, 2021, the expected future amortization expense related to definite-lived intangibles assets are as follows:

Remainder of 2021	$1,035
2022	2,070
2023	2,070
2024	2,070
2025	2,070
Thereafter	31,567
Total	$40,882

Goodwill and Indefinite-Lived Intangible Assets

The Company records goodwill and indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and indefinite-lived intangible assets to its respective reporting units.

Changes in carrying amount of goodwill by business segment were as follows:

	Distillery Products	Branded Spirits	Ingredient Solutions	Total
Balance, December 31, 2020	$—	$2,738	$—	$2,738
Acquisitions	—	225,505	—	225,505
Balance, June 30, 2021	$—	$228,243	$—	$228,243

Changes in carrying amount of trade name intangible assets by business segment were as follows:

	Distillery Products	Branded Spirits	Ingredient Solutions	Total
Balance, December 31, 2020	$—	$890	$—	$890
Acquisitions	—	178,100	—	178,100
Balance, June 30, 2021	$—	$178,990	$—	$178,990

Note 5.  Corporate Borrowings

The following table presents the Company’s outstanding indebtedness:

Description(a)	June 30, 2021	December 31, 2020
Credit Agreement - Revolver, 1.09% (variable rate) due 2025	$232,000	$—
Prudential Note Purchase Agreement, 3.53% (fixed rate) due 2027	20,000	20,000
Prudential Note Purchase Agreement, 3.80% (fixed rate) due 2029	20,000	20,000
Other long-term borrowings	216	—
Total indebtedness outstanding	272,216	40,000
Less unamortized loan fees(b)	(1,825)	(129)
Total indebtedness outstanding, net	270,391	39,871
Less current maturities of long-term debt	(3,227)	(1,600)
Long-term debt and Credit Agreement - Revolver	$267,164	$38,271

(a) Interest rates are as of June 30, 2021.
(b) Loan fees are being amortized over the life of the Credit Agreement and Note Purchase Agreement.

Credit Agreement. On February 14, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with multiple participants led by Wells Fargo Bank, National Association (“Wells Fargo Bank”) that matures on February 14, 2025. The Credit Agreement provided for a $300,000 revolving credit facility. On May 14, 2021, the Credit Agreement was amended to increase the principal amount to $400,000 and to increase the amount of the revolving credit facility by up to an additional $100,000. The Company incurred $666 new loan fees related to the Credit Agreement during 2021. The Credit Agreement includes certain requirements and covenants, which the Company was in compliance with at June 30, 2021. As of June 30, 2021, the Company had $232,000 outstanding borrowings under the Credit Agreement leaving $168,000 available. The cash portion of the Merger Consideration, the repayment of assumed debt, and transaction-related expenses were financed with $242,300 borrowings under the Credit Agreement which was drawn down on April 1, 2021.

Note Purchase Agreements. The Company’s Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”), as amended by the First Amendment to Private Shelf Agreement as of February 14, 2020, the Second Amendment to Private Shelf Agreement as of September 30, 2020, the Third Amendment to Private Shelf Agreement as of January 25, 2021, and the Fourth Amendment to Private Shelf Agreement as of May 14, 2021, with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc., provides for the issuance of up to $105,000 of Senior Secured Notes (or any higher amount solely to the extent PGIM, Inc. has provided written notice to the Company of its authorization of such a higher amount) and issuance of $20,000 of Senior Secured Notes. The deadline for issuing the notes under the shelf facility is August 23, 2023. During 2017, the Company issued $20,000 of Senior Secured Notes with a maturity date of August 23, 2027. During 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Note Purchase Agreement includes certain requirements and covenants, which the Company was in compliance with at June 30, 2021.

Other long-term borrowings. As part of the Merger, the Company acquired additional long-term notes payable to certain counties in Kentucky.

Note 6. Income Taxes
The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the estimated annual effective tax rate is updated and a year to date adjustment is made to the provision. The Company’s quarterly effective tax rate can be subject to significant change due to the effect of discrete items arising in a given quarter. Beginning in the second quarter of 2021, the estimated annual effective tax rate includes both domestic and foreign entities acquired in the Merger. See Note 3, Business Combination, for further details.
Income tax expense for the quarter and year to date ended June 30, 2021, was $6,412 and $11,027, respectively, for an effective tax rate of 24.2 percent and 23.7 percent, respectively. The effective tax rate for quarter and year to date ended June 30, 2021, differed from the 21 percent federal statutory rate on pretax income, primarily due to state taxes, income taxes on foreign subsidiaries acquired as a result of the Merger, nondeductible transaction costs, and a change in accounting estimate related to the Company’s state tax credits. The increase in the estimated annual effective tax rate was partially offset by state and federal credits, including income taxes on foreign subsidiaries acquired as a result of the Merger, the deduction applicable to export activity, and a change related to the Company’s valuation allowance related to the ability to use certain state net operating losses carryforward.

Income tax expense for the quarter and year to date ended June 30, 2020, was $2,550 and $5,774, respectively, for an effective tax rate of 23.1 percent and 24.0 percent, respectively. The effective tax rate for the quarter ended June 30, 2020 differed from the 21 percent federal statutory rate on pretax income, primarily due to state income taxes, partially offset by state and federal tax credits and the deduction applicable to export activity. The effective tax rate for the year to date ended June 30, 2020, differed from the 21 percent federal statutory rate on pretax income, primarily due to state taxes, estimated increase in the Company’s valuation allowance related to state income tax attributes, and the discrete tax impact of vested share-based awards, partially offset by federal and state credits, the deduction applicable to income derived from export activity.

Note 7.  Equity and EPS

The computations of basic and diluted EPS:

	Quarter Ended June 30,		Year to Date Ended June 30,
	2021	2020	2021	2020
Operations:
Net income(a)	$20,059	$8,490	$35,486	$18,332
Less: Income attributable to participating securities(b)	150	57	299	123
Less: net loss attributable to noncontrolling interest	(76)	—	(76)	—
Net income attributable to MGP Ingredients, Inc.	$19,985	$8,433	$35,263	$18,209

Share information:
Basic and diluted weighted average common shares(c)	21,916,721	16,899,079	19,436,143	16,956,502

Basic and diluted EPS	$0.91	$0.50	$1.81	$1.07

(a)Net income attributable to all shareholders.
(b)Participating securities included 166,674 and 116,127 unvested restricted stock units (“RSUs”), at June 30, 2021 and 2020, respectively.
(c)Under the two-class method, basic and diluted weighted average common shares at June 30, 2021 and 2020 exclude unvested participating securities.

Share Issuance. On April 1, 2021, as part of the consideration for the Merger, the Company issued 5,007,833 shares of common stock. The shares issued represented approximately 22.8 percent of the Company’s outstanding stock immediately following the closing of the Merger.

Share Repurchase. On February 25, 2019, MGP’s Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019, through February 27, 2022. Under the share repurchase program, the Company can repurchase stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. This share repurchase program may be modified, suspended, or terminated by the Company at any time without prior notice. The Company did not repurchase any shares during the year to date ended June 30, 2021 and has $20,947 remaining under the share repurchase plan.

During the year to date ended June 30, 2020, the Company repurchased approximately 159,104 shares of MGP Common Stock for $4,053.

The Common Stock share activity:

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2021	437	16,915,862
Issuance of Common Stock	—	35,114
Repurchase of Common Stock (a)	—	(10,376)
Balance, March 31, 2021	437	16,940,600
Issuance of Common Stock	—	5,022,122
Repurchase of Common Stock(a)	—	(1,489)
Balance, June 30, 2021	437	21,961,233

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2020	437	17,028,125
Issuance of Common Stock	—	36,545
Repurchase of Common Stock(b)	—	(169,148)
Balance, March 31, 2020	437	16,895,522
Issuance of Common Stock	—	—
Repurchase of Common Stock(a)	—	—
Balance, June 30, 2020	437	16,895,522
(a)The Common Stock repurchases were for tax withholding on equity based compensation
(b)159,104 shares that were repurchased during the quarter ended March 31, 2020 related to the share repurchase program. The remaining shares repurchased were related to tax withholding on equity based compensation

Note 8.  Commitments and Contingencies

There are various legal and regulatory proceedings involving the Company and its subsidiaries.  The Company accrues estimated costs for a contingency when management believes that a loss is probable and can be reasonably estimated.

Dryer Fire Incident. During November 2020, the Company experienced a fire at the Atchison facility. The fire damaged certain equipment in the facility’s feed drying operations and caused temporary loss of production time. At June 30, 2021, the Company received a legally binding commitment from their insurance carrier of $11,300 that was recorded as Receivables on the Condensed Consolidated Balance Sheet. During the quarter and year to date ended June 30, 2021, the Company recorded $6,230 and $9,840, respectively, of partial settlement from its insurance carrier as a reduction of Cost of sales. At June 30, 2021, recorded within Accrued expenses and other on the Condensed Consolidated Balance Sheet is $11,400 related to legally committed insurance recovery amounts obtained prior to contingencies related to the insurance claim being resolved. The Company is working to construct a replacement drying system. The Company’s insurance is expected to provide coverage of any business interruption and other losses from damage to property, plant and equipment, but there can be no assurance to the amount or timing of possible insurance recoveries if ultimately claimed by the Company.

Ransomware Cyber-Attack. In May 2020, the Company was affected by a ransomware cyber-attack that temporarily disrupted production at its Atchison facilities. The Company’s financial information was not affected and there is no evidence that any sensitive or confidential company, supplier, customer or employee data was improperly accessed or extracted from our network. The Company has insurance related to this event and is currently evaluating if it will seek further recovery. Following the attack, MGP implemented a variety of measures to further enhance our cybersecurity protections and minimize the impact of any future attack. The Company’s insurance may cover additional losses from this incident, but there can be no assurance as to the amount or timing of any possible insurance recoveries if ultimately claimed by the Company.

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

On November 25, 2020, Kenneth Laury filed an action in the District Court of Shawnee County, Kansas under the caption Laury v. MGP Ingredients, Inc., Case Number: 2020-CV-000609. The Petition alleges that plaintiff commenced the action under K.S.A. 17-6510 to enforce his alleged right to inspect books and records of the Company, in order to enable him to evaluate possible misconduct by the Company’s Board of Directors and management. On January 8, 2021, the Company filed an answer to the Petition, denying that plaintiff has satisfied the statutory requirements for his demand. On May 13, 2021, the parties stipulated to the voluntary dismissal, with prejudice, of the action.

2016 Atchison Chemical Release. A chemical release occurred at the Company’s Atchison facility on October 21, 2016, which resulted in emissions venting into the air (“the Atchison Chemical Release”). Private plaintiffs have initiated, and additional private plaintiffs may initiate, legal proceedings for damages resulting from the Atchison Chemical Release, but the Company is currently unable to reasonably estimate the amount of any such damages that might result. The Company’s insurance is expected to provide coverage of any damages to private plaintiffs, subject to a deductible, but there can be no assurance to the amount or timing of possible insurance recoveries if ultimately claimed by the Company.

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

As of June 30, 2021, 516,861 RSUs had been granted of the 1,500,000 shares approved under the 2014 Plan, and 120,619 shares had been granted of the 300,000 shares approved under the Directors’ Plan. As of June 30, 2021, there were 171,824 unvested RSUs under the Company’s long-term incentive plans and 166,674 were participating securities (Note 7).

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan (“EDC Plan”) effective as of June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company’s obligations under this plan will change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the plan. Realized and unrealized gains (losses) on deferred compensation plan investments were included as a component of Other income (loss), net on the Company’s Condensed Consolidated Statements of Income for the quarter and year to date ended June 30, 2021. For quarter and year to date ended June 30, 2021, the Company had a gain on deferred compensation plan investments of $246 and $276, respectively. For quarter and year to date ended June 30, 2020, the Company had a gain on deferred compensation plan investments of $331 and $167, respectively.

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

At June 30, 2021 and December 31, 2020, the EDC Plan investments were $3,558 and $2,007, respectively, which were recorded in Other assets on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan current liabilities were $897 at June 30, 2021 and were included in Accrued expenses and other on the Company’s Condensed Consolidated Balance Sheet. The EDC Plan non-current liabilities were $2,924 and $3,140 at June 30, 2021 and December 31, 2020, respectively, and were included in Other noncurrent liabilities on the Company’s Condensed Consolidated Balance Sheets.

Note 10.  Operating Segments

As discussed in Note 1, the Company established a new reportable segment structure as a result of the Merger and prior periods have been revised to reflect the new operating segments. At June 30, 2021, the Company had three segments: Distillery Products, Branded Spirits, and Ingredient Solutions. The Distillery Products segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry) and fuel grade alcohol. The Distillery Products segment also includes warehouse services, including barrel put away, storage, retrieval, and blending services. The Branded Spirits segment consists of producing, importing, bottling and rectifying of distilled spirits. Ingredient Solutions segment consists of specialty starches and proteins and commodity starches and proteins.

Operating profit for each segment is based on sales less identifiable operating expenses.  Non-direct selling, general and administrative expenses, interest expense, other special charges, and other general miscellaneous expenses are excluded from segment operations and are classified as Corporate.  Receivables, inventories, property, plant and equipment, leases, goodwill and intangible assets have been identified with the segments to which they relate.  All other assets are considered as Corporate.

	Quarter Ended June 30,		Year to Date Ended June 30,
	2021	2020	2021	2020
Sales to Customers
Distillery Products	$90,348	$74,805	$178,972	$154,319
Branded Spirits	60,426	384	60,996	872
Ingredient Solutions	24,165	17,371	43,294	36,451
Total	$174,939	$92,560	$283,262	$191,642

Gross Profit
Distillery Products	$31,985	$15,854	$60,230	$33,913
Branded Spirits	18,434	148	18,520	338
Ingredient Solutions	6,408	4,700	10,376	9,662
Total	$56,827	$20,702	$89,126	$43,913

Depreciation and Amortization
Distillery Products	$2,652	$2,417	$5,205	$4,808
Branded Spirits	1,709	30	1,738	40
Ingredient Solutions	481	469	956	922
Corporate	273	304	526	574
Total	$5,115	$3,220	$8,425	$6,344

Income (loss) before Income Taxes
Distillery Products	$31,315	$15,364	$58,178	$32,732
Branded Spirits	7,113	(930)	5,889	$(2,065)
Ingredient Solutions	5,735	4,099	8,907	8,313
Corporate	(17,692)	(7,493)	(26,461)	(14,874)
Total	$26,471	$11,040	$46,513	$24,106

The following table allocates assets to each segment as of:

	June 30, 2021	December 31, 2020
Identifiable Assets
Distillery Products	$285,451	$281,721
Branded Spirits	644,763	6,348
Ingredient Solutions	41,324	41,276
Corporate	42,759	37,230
Total	$1,014,297	$366,575

Note 11.  Subsequent Events

Dividend. On August 2, 2021, the Company’s Board of Directors declared a quarterly dividend payable to stockholders of record as of August 20, 2021, of the Company’s Common Stock, and a dividend equivalent payable to holders of certain RSUs as of August 20, 2021, of $0.12 per share and per unit, payable on September 3, 2021.

Note Purchase Agreements. On July 29, 2021, PGIM, Inc. (“Prudential”) provided the Company notice pursuant to Section 1.2 of the Note Purchase and Private Shelf Agreement dated as of August 23, 2017 (as amended by the First Amendment to Note Purchase and Private Shelf Agreement dated as of February 14, 2020, the Second Amendment to Note Purchase and Private Shelf Agreement dated as of September 30, 2020, the Third Amendment to Note Purchase and Private Shelf Agreement dated as of January 25, 2021, and the Fourth Amendment to Note Purchase and Private Shelf Agreement dated as of May 14, 2021, the “Note Agreement”) that Prudential has authorized an increase in the amount of the senior promissory notes that may be issued under the uncommitted shelf facility under the Note Agreement from $105,000 to $140,000, effective as of July 29, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, unless otherwise noted)

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-Q contains forward looking statements as well as historical information.  All statements, other than statements of historical facts, regarding the prospects of our industry and our prospects, plans, financial position, and strategic plan may constitute forward looking statements.  In addition, forward looking statements are usually identified by or are associated with such words as “intend,” “plan,” “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will,” “could,” “encouraged,” “opportunities,” “potential,” and/or the negatives or variations of these terms or similar terminology.  Forward looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied in the forward looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward looking statements is included in the section titled “Risk Factors” (Item 1A) of our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A of the Form 10-Q for the quarter ended March 31, 2021. Forward looking statements are made as of the date of this report, and we undertake no obligation to update or revise publicly any forward looking statements, whether because of new information, future events or otherwise.

RECENT DEVELOPMENTS
Merger with Luxco. On January 22, 2021, we entered into a definitive agreement to acquire Luxco, Inc. and its affiliated companies (“Luxco”, or “Luxco Companies”), and subsequently completed the merger on April 1, 2021. Luxco is a leading branded beverage alcohol company across various categories, with a more than 60-year business heritage. Following the merger, the Luxco Companies became wholly-owned subsidiaries of MGP and are included in the Branded Spirits segment.(Note 3, Business Combination for additional information).

Dryer Fire Incident. During November 2020, we experienced a fire at the Atchison facility. The fire damaged certain equipment in the facility’s feed drying operations and caused temporary loss of production time. During the quarter and year to date ended June 30, 2021, we recorded a $6,230 and $9,840, respectively, partial settlement from our insurance carrier as a reduction of Cost of sales. We are working to construct a replacement drying system. Our insurance is expected to provide coverage of any business interruption and other losses from damage to property, plant and equipment, less deductibles, but there can be no assurance to the amount or timing of possible insurance recoveries if ultimately claimed by the Company.

COVID-19. As the COVID-19 pandemic continues, we are monitoring the guidance from federal, state and local public health authorities and will take the necessary actions to comply with the updated guidelines. The Company’s business is part of the United States’ critical infrastructure and thus is deemed to be an “essential business.” As such, we continue to take the necessary and appropriate actions designed to protect our workforce as it continues its critical operations. We have continued to operate without any significant negative impacts; however this could be effected by voluntary or mandatory temporary closures of our facilities, interruptions to our supply chain or additional efforts to protect the health and safety of our employees. As of the date of this report, the Company’s operations, supply chain and customer demand have not been significantly affected by COVID-19; however, we are monitoring the situation closely.

OVERVIEW

MGP is a leading producer and supplier of premium distilled spirits, branded spirits and food ingredients. Distilled spirits include premium bourbon and rye whiskeys and grain neutral spirits (“GNS”), including vodka and gin. We are also a top producer of high quality industrial alcohol for use in both food and non-food applications. Our distilled spirits are either packaged and sold under our own brands to distributors, sold, directly or indirectly, to manufacturers of other branded spirits, or direct to consumer. The Company’s protein and starch food ingredients provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the packaged goods industry.

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

RESULTS OF OPERATIONS

Consolidated results

The table below details the consolidated results for the quarters ended June 30, 2021 and 2020:

	Quarter Ended June 30,
	2021	2020	2021 v. 2020
Sales	$174,939	$92,560	89.0%
Cost of sales	118,112	71,858	64.4
Gross profit	56,827	20,702	174.5
Gross margin %	32.5%	22.4%	10.1	pp(a)
Selling, general, and administrative (“SG&A”) expenses	29,164	9,364	211.4
Operating income	27,663	11,338	144.0
Operating margin %	15.8%	12.2%	3.6	pp
Interest expense, net	(1,104)	(628)	(75.8)
Other income (loss), net	(88)	330	(126.7)
Income before income taxes	26,471	11,040	139.8
Income tax expense	6,412	2,550	151.5
Effective tax expense rate %	24.2%	23.1%	1.1	pp
Net income	$20,059	$8,490	136.3%
Net income margin %	11.5%	9.2%	2.3	pp
(a) Percentage points (“pp”).

Sales - Sales for quarter ended June 30, 2021 were $174,939, an increase of 89.0 percent compared to the year-ago quarter, which was the result of increased sales in the Branded Spirits, Distillery Products, and Ingredient Solutions segments. Within the Branded Spirits segment, sales were up 15,635.9 percent, due to the additional brands acquired as part of the Merger. Within the Distillery Products segment, sales were up 20.8 percent, primarily due to an increase in the sales of brown goods within premium beverage alcohol. Within the Ingredient Solutions segment, sales were up 39.1 percent, primarily due to increased sales of specialty wheat starches and proteins (see Segment Results).

Gross profit - Gross profit for quarter ended June 30, 2021 was $56,827, an increase of 174.5 percent compared to the year-ago quarter. The increase was driven by an increase in gross profit in Branded Spirits, Distillery Products and Ingredient Solutions segments. In the Branded Spirits segment, gross profit increased by $18,286 or 12,355.4 percent. In the Distillery Products segment, gross profit increased by $16,131, or 101.7 percent. In the Ingredient Solutions segment, gross profit increased by $1,708, or 36.3 percent (see Segment Results).

SG&A expenses - SG&A expenses for quarter ended June 30, 2021 were $29,164, an increase of 211.4 percent compared to the year-ago quarter. The increase in SG&A expenses was primarily driven by the assumption of Luxco’s SG&A expenses, as well as one-time acquisition related costs.

Operating income - Operating income for quarter ended June 30, 2021 increased to $27,663 from $11,338 for quarter ended June 30, 2020, primarily due to an increase in gross profit in the Branded Spirits, Distillery Products and Ingredient Solutions segments, partially offset by the increase in the previously described SG&A expenses.

Operating income, quarter versus quarter	Operating Income	Change
Operating income for quarter ended June 30, 2020	$11,338
Increase in gross profit - Branded Spirits segment(a)	18,286	161.3	pp(b)
Increase in gross profit - Distillery Products segment(a)	16,131	142.3	pp
Increase in gross profit - Ingredient Solutions segment(a)	1,708	15.0	pp
Increase in SG&A expenses	(19,800)	(174.6)	pp
Operating income for quarter ended June 30, 2021	$27,663	144.0%

(a) See segment discussion.
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for quarter ended June 30, 2021 was $6,412, for an effective tax rate of 24.2 percent. Income tax expense for the quarter ended June 30, 2020, was $2,550, for an effective tax rate of 23.1 percent. The increase in Income tax expense, quarter versus quarter, was primarily due to higher Income before income taxes, which lessened the effects of tax credits received.

Earnings per share (“EPS”) - EPS was $0.91 for quarter ended June 30, 2021, compared to $0.50 for quarter ended June 30, 2020. The change in EPS, quarter versus quarter, was primarily due to an increase in Operating income, partially offset by an increase in shares outstanding as a result of shares issued as part of the consideration paid for the Merger.

Change in basic and diluted EPS, quarter versus quarter	Basic and Diluted EPS	Change
Basic and diluted EPS for quarter ended June 30, 2020	$0.50
Increase in operations(a)	0.74	148.0	pp(b)
Change in interest expense, net(a)	(0.02)	(4.0)	pp
Tax: Change in effective tax rate	(0.02)	(4.0)	pp
Increase in shares outstanding resulting from the Merger	(0.29)	(58.0)	pp
Basic and diluted EPS for quarter ended June 30, 2021	$0.91	82.0%
(a) Item is net of tax based on the effective tax rate for the base year (2020).
(b) Percentage points (“pp”).

The table below details the consolidated results for year to date ended June 30, 2021 and 2020:

	Year to Date Ended June 30,
	2021	2020	2021 v. 2020
Sales	$283,262	$191,642	47.8%
Cost of sales	194,136	147,729	31.4
Gross profit	89,126	43,913	103.0
Gross margin %	31.5%	22.9%	8.6	pp(a)
SG&A expenses	40,963	18,867	117.1
Operating income	48,163	25,046	92.3
Operating margin %	17.0%	13.1%	3.9	pp
Interest expense, net	(1,592)	(1,107)	(43.8)
Other income (loss), net	(58)	167	(134.7)
Income before income taxes	46,513	24,106	93.0
Income tax expense	11,027	5,774	91.0
Effective tax expense rate %	23.7%	24.0%	(0.3)	pp
Net income	$35,486	$18,332	93.6%
Net income margin %	12.5%	9.6%	2.9	pp
(a) Percentage points (“pp”).

Sales - Sales for year to date ended June 30, 2021 were $283,262, an increase of 47.8 percent compared to the year-ago period, which was the result of increased sales in the Branded Spirits, Distillery Products, and Ingredient Solutions segments. Within the Branded Spirits segment, sales were up 6,895.0 percent, due to the additional brands acquired as part of the Merger. Within the Distillery Products segment, sales were up 16.0 percent, primarily due to an increase in the sales of brown goods within premium beverage alcohol. Within the Ingredient Solutions segment, sales were up 18.8 percent, primarily due to increased sales of specialty wheat starches and proteins (see Segment Results).

Gross profit - Gross profit for year to date ended June 30, 2021 was $89,126, an increase of 103.0 percent compared to the year-ago period. The increase was driven by an increase in gross profit in the Distillery Products, Branded Spirits and Ingredient Solutions segments. In the Distillery Products segment, gross profit increased by $26,317, or 77.6 percent. In the Branded Spirits segment, gross profit increased by $18,182 or 5,379.3 percent. In the Ingredient Solutions segment, gross profit increased by $714, or 7.4 percent (see Segment Results).

SG&A expenses - SG&A expenses for year to date ended June 30, 2021 were $40,963, an increase of 117.1 percent compared to the year-ago period. The increase in SG&A expenses was driven by the assumption of Luxco’s SG&A, as well as one-time acquisition related costs.

Operating income - Operating income for year to date ended June 30, 2021 increased to $48,163 from $25,046 for year to date period ended June 30, 2020, primarily due to an increase in gross profit in the Distillery Products, Branded Spirits and Ingredient Solutions segments. These increases were partially offset by an increase in the above-described SG&A expenses.

Operating income, year to date versus year to date	Operating Income	Change
Operating income for year to date ended June 30, 2020	$25,046
Increase in gross profit - Distillery Products segment(a)	26,317	105.1	pp(b)
Increase in gross profit - Branded Spirits segment(a)	18,182	72.6	pp
Increase in gross profit - Ingredient Solutions segment(a)	714	2.8	pp
Increase in SG&A expenses	(22,096)	(88.2)	pp
Operating income for year to date ended June 30, 2021	$48,163	92.3%
(a) See segment discussion.
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for year to date ended June 30, 2021 was $11,027, for an effective tax rate of 23.7 percent. Income tax expense for the year to date ended June 30, 2020, was $5,774, for an effective tax rate of 24.0 percent. The increase in Income tax expense, year to date versus year to date, was primarily due to higher Income before income taxes, which lessened the effects of tax credits received.

Earnings per share - EPS was $1.81 for year to date ended June 30, 2021, compared to $1.07 for year to date ended June 30, 2020. EPS increased, year to date versus year to date, primarily due to an increase in operations, partially offset by an increase in shares outstanding as a result of shares issued as part of the consideration paid for the Merger.

Change in basic and diluted EPS, year to date versus year to date	Basic and Diluted EPS	Change
Basic and diluted EPS for year to date ended June 30, 2020	$1.07
Increase in operations(a)	1.04	97.2	pp(b)
Decrease in weighted average shares outstanding, excluding the Merger impacts	0.01	0.9	pp
Change in interest expense, net(a)	(0.02)	(1.9)	pp
Increase in shares outstanding resulting from the Merger	(0.29)	(27.1)	pp
Basic and diluted EPS for year to date ended June 30, 2021	$1.81	69.1%
(a) Item is net of tax based on the effective tax rate for the base year (2020).
(b) Percentage points (“pp”).

SEGMENT RESULTS

Distillery Products

The following tables show selected financial information for the Distillery Products segment for the quarters ended June 30, 2021 and 2020.

	DISTILLERY PRODUCTS SALES
	Quarter Ended June 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2021	2020	$ Change	% Change
Brown goods	$43,766	$25,325	$18,441	72.8%
White goods	18,205	14,873	3,332	22.4
Premium beverage alcohol	61,971	40,198	21,773	54.2
Industrial alcohol	14,770	22,953	(8,183)	(35.7)
Food grade alcohol	76,741	63,151	13,590	21.5
Fuel grade alcohol	4,753	1,174	3,579	304.9
Distillers feed and related co-products	4,672	6,781	(2,109)	(31.1)
Warehouse services	4,182	3,699	483	13.1
Total Distillery Products	$90,348	$74,805	$15,543	20.8%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Premium beverage alcohol	54.2%	54.1%	0.1%

	Other Financial Information
	Quarter Ended June 30,		Quarter versus Quarter Increase / (Decrease)
	2021	2020	$ Change	% Change
Gross profit	$31,985	$15,854	$16,131	101.7%
Gross margin %	35.4%	21.2%		14.2	pp(d)
(a) Total sales change is calculated by taking the difference between current period sales dollars and prior period sales dollars, divided by prior period sales dollars.
(b) Volume change is calculated by taking the difference between current period sales volume and prior period sales volume, multiplied by prior period sales per unit.
(c) Price/Mix change is calculated by taking the difference between current period sales-per-unit and prior period sales-per unit, multiplied by current period sales volume.
(d) Percentage points (“pp”).

Total sales of Distillery Products for the quarter ended June 30, 2021 increased by $15,543, or 20.8 percent, compared to the prior year quarter. Sales of brown goods within premium beverage alcohol, fuel grade alcohol, white goods within premium beverage alcohol and warehouse services increased while industrial alcohol, and distillers feed and related co-products decreased compared to the prior year quarter. The increase in sales of brown goods was driven by higher sales volume. The increase in fuel grade alcohol was driven by higher average selling price as well as higher sales volume. The increase in white goods was primarily driven by higher average selling price. These increases were offset by a decrease in sales of industrial alcohol which was driven by lower sales volume due to the discontinuing of the ICP third party sales and marketing services, partially offset by higher average selling price. The decrease in sales of distillers feed and related co-products was due to lower average selling price, partially offset by higher sales volume, both of which are results of the Dryer Fire Incident (see Note 8, Commitments and Contingencies for further details).

Gross profit increased quarter versus quarter by $16,131, or 101.7 percent. Gross margin for the quarter ended June 30, 2021 increased to 35.4 percent from 21.2 percent for the prior year quarter. The increase in gross profit was primarily due to higher sales volume on brown goods as well as higher average selling price on industrial alcohol, white goods and fuel grade alcohol. The increase in gross profit was partially offset by higher input costs of industrial alcohol and white goods.

The following tables show selected financial information for the Distillery Products segment for the year to date ended June 30, 2021 and 2020.

	DISTILLERY PRODUCTS SALES
	Year to Date Ended June 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2021	2020	$ Change	% Change
Brown Goods	$86,807	$53,970	$32,837	60.8%
White Goods	34,862	31,712	3,150	9.9
Premium beverage alcohol	121,669	85,682	35,987	42.0
Industrial alcohol	32,106	44,571	(12,465)	(28.0)
Food grade alcohol	153,775	130,253	23,522	18.1
Fuel grade alcohol	7,270	2,696	4,574	169.7
Distillers feed and related co-products	9,644	13,770	(4,126)	(30.0)
Warehouse services	8,283	7,600	683	9.0
Total Distillery Products	$178,972	$154,319	$24,653	16.0%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Premium beverage alcohol	42%	38.2%	3.8%

	Other Financial Information
	Year to Date Ended June 30,		Year to Date versus Year to Date Increase / (Decrease)
	2021	2020	$ Change	% Change
Gross profit	$60,230	$33,913	$26,317	77.6%
Gross margin %	33.7%	22.0%		11.7	pp(d)

(a) Total sales changes is calculated by taking the difference between current period sales dollars and prior period sales dollars, divided by prior period sales dollars.
(b) Volume change is calculated by taking the difference between current period sales volume and prior period sales volume, multiplied by prior period sales per unit.
(c) Price/Mix change is calculated by taking the difference between current period sales-per-unit and prior period sales-per unit, multiplied by current period sales volume.
(d) Percentage points (“pp”).

Total sales of Distillery Products for year to date ended June 30, 2021 increased by $24,653, or 16.0 percent compared to the year-ago period. Sales of brown goods within premium beverage alcohol, fuel grade alcohol, white goods within premium beverage alcohol and warehouse services increased while industrial alcohol, and distillers feed and related co-products decreased compared to the year-ago period. The increase in sales of brown goods was driven by higher sales volume. The increase in sales of fuel grade alcohol was driven by higher average selling price and higher sales volume. The increase in sales of white goods was primarily a result of higher average selling price, partially offset by lower sales volume. These increases were partially offset by a decrease in sales of industrial alcohol which was driven by lower sales volume due to the discontinuing of the ICP third party sales and marketing services, partially offset by higher average selling price. The decrease in sales of distillers feed and related co-products was due to lower average selling price, partially offset by higher sales volume, both of which are results of the Dryer Fire Incident (see Note 8, Commitments and Contingencies for further details).

Gross profit for year to date ended June 30, 2021 increased by $26,317, or 77.6 percent compared to the year-ago period. Gross margin for year to date ended June 30, 2021 increased to 33.7 percent from 22.0 percent for the prior year period. The increase in gross profit was primarily due to higher sales volume on brown goods as well as higher average selling price on industrial alcohol, white goods and fuel grade alcohol. The increase in gross profit was partially offset by higher input costs of industrial alcohol, white goods and brown goods.

Branded Spirits

The following tables show selected financial information for the Branded Spirits segment for the quarters ended June 30, 2021 and 2020.

	BRANDED SPIRITS SALES
	Quarter Ended June 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2021	2020	$ Change	% Change
Ultra premium	$10,093	$320	$9,773	3,054.1%
Premium	6,301	47	6,254	13,306.4
Mid	17,786	—	17,786	n/a
Value	20,944	—	20,944	n/a
Other	5,302	17	5,285	31,088.2
Total Branded Spirits	$60,426	$384	$60,042	15,635.9%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	15,635.9%	83,073.1%	(67,437.2)%

	Other Financial Information
	Quarter Ended June 30,		Quarter versus Quarter Increase / (Decrease)
	2021	2020	$ Change	% Change
Gross profit	$18,434	$148	$18,286	12,355.4%
Gross margin %	30.5%	38.5%		(8.0)	pp(d)
(a) Total sales changes is calculated by taking the difference between current period sales dollars and prior period sales dollars, divided by prior period sales dollars.
(b) Volume change is calculated by taking the difference between current period sales volume and prior period sales volume, multiplied by prior period sales per unit.
(c) Price/Mix change is calculated by taking the difference between current period sales-per-unit and prior period sales-per unit, multiplied by current period sales volume.
(d) Percentage points (“pp”).

Total sales of Branded Spirits for the quarter ended June 30, 2021 increased by $60,042, or 15,635.9 percent compared to the prior year quarter. Sales of ultra premium, premium, mid, value, and other increased compared to the prior year quarter, primarily due to the additional brands acquired as part of the Merger.

Gross profit increased quarter versus quarter by $18,286, or 12,355.4 percent. Gross margin for the quarter ended June 30, 2021 decreased 8.0 percent to 30.5 percent from 38.5 percent for the prior year quarter. The increase in gross profit was primarily due to the additional brands acquired as part of the Merger. Gross profit was reduced by $3,116 in the quarter due to a required step up in value due to purchase accounting related to the Merger. This decreased margin by 5.2 percentage points. Of the purchase accounting step up, $2,529 was associated with marking the finished goods inventory to fair value and fully flowed through in the period and is not expected to recur in future periods.

The following tables show selected financial information for the Branded Spirits segment for year to date ended June 30, 2021 and 2020.

	BRANDED SPIRITS SALES
	Year to Date Ended June 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2021	2020	$ Change	% Change
Ultra Premium	$10,574	$684	$9,890	1,445.9%
Premium	6,383	171	6,212	3,632.7%
Mid	17,786	—	17,786	n/a
Value	20,944	—	20,944	n/a
Other	5,309	17	5,292	31,129.4%
Total Branded Spirits	$60,996	$872	$60,124	6,895.0%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	6,895.0%	35,981.0%	(29,086.0)%

	Other Financial Information
	Year to Date Ended June 30,		Year to Date versus Year to Date Increase / (Decrease)
	2021	2020	$ Change	% Change
Gross profit	$18,520	$338	$18,182	5,379.3%
Gross margin %	30.4%	38.8%		(8.4)	pp(d)
(a) Total sales changes is calculated by taking the difference between current period sales dollars and prior period sales dollars, divided by prior period sales dollars.
(b) Volume change is calculated by taking the difference between current period sales volume and prior period sales volume, multiplied by prior period sales per unit.
(c) Price/Mix change is calculated by taking the difference between current period sales-per-unit and prior period sales-per unit, multiplied by current period sales volume.
(d) Percentage points (“pp”).

Total sales of Branded Spirits for year to date ended June 30, 2021 increased by $60,124, or 6,895 percent compared to the year-ago period. Sales of ultra premium, premium, mid, value, and other increased compared to the year-ago period, primarily due to the additional brands acquired as part of the Merger.

Gross profit for year to date ended June 30, 2021 increased by $18,182, or 5,379 percent. Gross margin for year to date ended June 30, 2021 decreased 8.4 percent to 30.4 percent from 38.8 percent for the prior year. The increase in gross profit was primarily due to the additional brands acquired as part of the Merger. Gross profit was reduced by $3,116 in the quarter due to a required step up in value due to purchase accounting related to the Merger. This decreased margin by 5.2 percentage points. Of the purchase accounting step up, $2,529 was associated with marking the finished goods inventory to fair value and fully flowed through in the period and is not expected to recur in future periods.

Ingredient Solutions

The following tables show selected financial information for the Ingredient Solutions segment for the quarter ended June 30, 2021 and 2020.

	INGREDIENT SOLUTIONS SALES
	Quarter Ended June 30,		Quarter versus Quarter Sales Change Increase / (Decrease)
	2021	2020	$ Change	% Change
Specialty wheat starches	$12,598	$9,122	$3,476	38.1%
Specialty wheat proteins	8,352	6,013	2,339	38.9
Commodity wheat starches	2,663	1,774	889	50.1
Commodity wheat proteins	552	462	90	19.5
Total Ingredient Solutions	$24,165	$17,371	$6,794	39.1%

	Change in Quarter versus Quarter Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	39.1%	31.8%	7.3%

	Other Financial Information
	Quarter Ended June 30,		Quarter versus Quarter Increase / (Decrease)
	2021	2020	$ Change	% Change
Gross profit	$6,408	$4,700	$1,708	36.3%
Gross margin %	26.5%	27.1%		(0.6)	pp(d)

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
(d) Percentage points (“pp”).

Total Ingredient Solutions sales for quarter ended June 30, 2021 increased by $6,794, or 39.1 percent, compared to the prior year quarter. Quarter versus quarter, this increase was primarily driven by higher sales of specialty wheat starches and proteins due to higher sales volume and higher average selling prices.
Gross profit increased quarter versus quarter by $1,708, or 36.3 percent. Gross margin for the quarter ended June 30, 2021 decreased to 26.5 percent from 27.1 percent for the prior year quarter. The increase in gross profit was primarily driven by higher sales volumes of specialty wheat proteins and starches partially offset by higher input costs.

The following tables show selected financial information for the Ingredient Solutions segment for the year to date June 30, 2021 and 2020.

	INGREDIENT SOLUTIONS SALES
	Year to Date Ended June 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2021	2020	$ Change	% Change
Specialty wheat starches	$22,820	$19,334	$3,486	18.0%
Specialty wheat proteins	14,398	12,378	2,020	16.3
Commodity wheat starches	4,946	3,651	1,295	35.5
Commodity wheat proteins	1,130	1,088	42	3.9
Total Ingredient Solutions	$43,294	$36,451	$6,843	18.8%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	18.8%	15.1%	3.7%

	Other Financial Information
	Year to Date Ended June 30,		Year to Date versus Year to Date Increase / (Decrease)
	2021	2020	$ Change	% Change
Gross profit	$10,376	$9,662	$714	7.4%
Gross margin %	24.0%	26.5%		(2.5)	pp(d)

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
(d) Percentage points (“pp”).

Total Ingredient Solutions sales for year to date ended June 30, 2021 increased by $6,843, or 18.8 percent, compared to the prior year period. The increase in Ingredient Solutions sales was primarily driven by higher sales of specialty wheat starches and proteins due to higher sales volume and higher average selling prices.
Gross profit increased by $714, or 7.4 percent for year to date ended June 30, 2021 compared to the prior year period. Gross margin for the year to date ended June 30, 2021 decreased to 24.0 percent from 26.5 percent for the prior year period. The increase in gross profit was primarily driven by higher sales volumes of specialty wheat starches and proteins partially offset by higher input costs.

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

Cash Flow Summary

	Year to Date Ended June 30,		Changes, year versus year Increase / (Decrease)
	2021	2020
Cash provided by operating activities	$47,454	$5,986	$41,468

Cash used in investing activities	(170,235)	(12,407)	(157,828)

Cash provided by financing activities	138,359	14,857	123,502

Effect of exchange rate changes on cash	3	—	3

Increase in cash and cash equivalents	$15,581	$8,436	$7,145

Cash increased $15,581 for year to date ended June 30, 2021, compared to an increase of $8,436 for year to date ended June 30, 2020, for a net increase in cash of $7,145, period versus period.

Operating Activities. Cash provided by operating activities for year to date ended June 30, 2021 was $47,454. The cash provided by operating activities resulted primarily from net income of $35,486, adjustments for non-cash or non-operating charges of $11,555 including, depreciation and amortization, and share-based compensation as well as cash provided by operating assets and liabilities of $413. The primary drivers of the changes in operating assets and liabilities were $7,987 cash provided by accrued expenses and other primarily related to legally committed insurance recovery amounts obtained prior to contingencies related to the insurance claim being resolved, and $7,531 cash provided by accounts receivables, net due to increased sales during the quarter as well as an increase in insurance recoveries receivable. These sources of cash were partially offset by $12,996 use of cash related to decrease in accounts payable.

Cash provided by operating activities for year to date ended June 30, 2020 was $5,986. The cash provided by operating activities resulted primarily from net income of $18,332, adjustments for non-cash or non-operating charges of $8,038, including depreciation and amortization and share-based compensation, partially offset by uses of cash due to changes in operating assets and liabilities of $20,384. The primary drivers of the changes in operating assets and liabilities were $13,174 use of cash related to an increase in receivables, net due to timing of customer payments as well as increased sales during the year, $9,983 use of cash related to an increase in inventories, primarily barreled distillate, and $4,218 use of cash related to decrease in accounts payable related to the timing cash disbursements. These uses of cash were partially offset by $5,778 cash provided by income taxes payable (refundable) related to a deferral of our income tax payments until July 15, 2020 in accordance with the Coronavirus Aid, Relief, and Economic Security Act.

Investing Activities. Cash used in investing activities for year to date ended June 30, 2021 was $170,235, which primarily resulted from $149,599 related to the Merger of Luxco and additions to property, plant and equipment of $18,336 (see Capital Spending). Cash used in investing activities for year to date ended June 30, 2020 was $12,407, which resulted from additions to property, plant and equipment of $10,177 (see Capital Spending) and an increase related to the acquisition of a business of $2,750, partially offset by proceeds from sale of property of $688.

Capital Spending. We manage capital spending to support our business growth plans. Investments in property, plant and equipment were $18,336 and $10,177 for year to date ended June 30, 2021 and 2020, respectively. Adjusted for the change in capital expenditures in accounts payable for year to date ended June 30, 2021 and 2020, of $(3,375) and $(3,865), respectively, total capital expenditures were $14,961 and $6,312, respectively.

We expect approximately $51,500 in capital expenditures in 2021, excluding any insurance recoveries. Of the $51,500 expected capital expenditures $31,400 is allocated for the replacement of the feed dryer system. The remainder is for facility improvement and expansion, facility sustenance projects, and environmental health and safety projects.

Financing Activities. Cash provided by financing activities for year to date ended June 30, 2021 was $138,359, due to net proceeds from debt of $231,328 (see Long-Term and Short-Term Debt, partially offset by $87,497 payment on assumed debt as part of the Merger, payments of dividends and dividend equivalents of $4,707 (see Dividends and Dividend Equivalents) and purchases of treasury stock of $765 (see Treasury Purchases and Share Repurchases).

Cash provided financing activities for year to date ended June 30, 2020 was $14,857, primarily due to net proceeds from debt of $24,501 (See Long-Term and Short-Term Debt), offset by purchases of treasury stock of $4,395 (see Treasury Purchases and Share Repurchases) and payments of dividends and dividend equivalents of $4,101 (see Dividends and Dividend Equivalents).

Treasury Purchases. 38,009 RSUs vested and converted to common shares for employees during year to date ended June 30, 2021, of which we withheld and purchased for treasury 11,865 shares valued at $765 to cover payment of associated withholding taxes.

30,388 RSUs vested and converted to common shares for employees during year to date ended June 30, 2020, of which we withheld and purchased for treasury 10,044 shares valued at $342 to cover payment of associated withholding taxes.

Share Repurchases. On February 25, 2019, our Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019, through February 27, 2022. Under the share repurchase program, we can repurchase stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. This share repurchase program may be modified, suspended, or terminated by us at any time without prior notice. The Company did not repurchase any shares during the year to date ended June 30, 2021 and has $20,947 remaining under the share repurchase plan.

During year to date ended June 30, 2020, we repurchased approximately 159,104 shares of MGP Common Stock for $4,053.

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared	Paid	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2021
February 23, 2021	March 12, 2021	March 26, 2021	$0.12	$0.12	$2,033	$19	$2,052
May 3, 2021	May 21, 2021	June 4, 2021	0.12	0.12	2,635	20	2,655
			$0.24	$0.24	$4,668	$39	$4,707

2020
February 24, 2020	March 13, 2020	March 27, 2020	$0.12	$0.12	$2,047	$13	$2,060
April 28, 2020	May 22, 2020	June 5, 2020	0.12	0.12	2,027	14	2,041
			$0.24	$0.24	$4,074	$27	$4,101
(a) Dividend equivalent payments on unvested participating securities.
(b) Includes estimated forfeitures.

On August 2, 2021, our Board of Directors declared a quarterly dividend payable to stockholders of record as of August 20, 2021, of the Company’s Common Stock, and a dividend equivalent payable to holders of certain RSUs as of August 20, 2021, of $0.12 per share and per unit, payable on September 3, 2021.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development and share repurchase activities) and the overall cost of capital. Total debt was $270,391 (net of unamortized loan fees of $1,825) at June 30, 2021, and $39,871 (net of unamortized loan fees of $129) at December 31, 2020.

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

Our principal sources of cash are product sales and borrowing on our Credit Agreement and Note Purchase Agreement. Under our Credit Agreement and Note Purchase Agreement, we must meet certain financial covenants and restrictions, and at June 30, 2021, we met those covenants and restrictions.

At June 30, 2021, our current assets exceeded our current liabilities by $270,203, largely due to our inventories, at cost, of $232,292. At June 30, 2021, our cash balance was $37,243 and we have used our Credit Agreement and Note Purchase Agreement for liquidity purposes, with $168,000 remaining for additional borrowings. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs. While we currently believe we are well positioned with our credit agreement, we will continue to monitor the impact of the COVID-19 pandemic on our operations and liquidity needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments and dividend payments. In addition, we have strong operating results such that financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

On April 1, 2021, the Company completed the merger with Luxco. The aggregate consideration paid by the Company in connection with the merger was $237,500 in cash (less assumed indebtedness) and 5,007,833 shares of common stock of the Company, subject to adjustment for fractional shares (the “Company Shares,” and together with the cash portion, the “Merger Consideration”). The Merger Consideration is subject to customary purchase price adjustments, including working capital, a portion of which may be paid in common stock. The cash portion of the Merger Consideration, the repayment of assumed debt and transaction-related expenses were financed with a $242,300 borrowing under the Credit Agreement. We anticipate having sufficient cash flows to support our short-term liquidity and operating needs.

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

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at June 30, 2021, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $2,401. Based on weighted average outstanding fixed-rate borrowings at June 30, 2021, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $1,468, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $1,544.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the quarter ended June 30, 2021, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. On April 1, 2021, we completed the acquisition of Luxco, Inc. and its affiliated companies (“Luxco”). We are currently integrating Luxco into our operations and internal control processes and, pursuant to the Securities and Exchange Commission staff interpretative guidance that assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of our internal controls over financial reporting at June 30, 2021 does not include Luxco.

Changes in Internal Controls. Except for internal controls related to integration activities associated with our acquisition of Luxco, there were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2020, and Note 8 to this Report on Form 10-Q for information on certain proceedings to which we are subject.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended June 30, 2021.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased		(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 through April 30, 2021	610	(a)	$59.39	$—	$20,947,113	(b)
May 1, 2021 through May 31, 2021	879	(a)	$63.19	$—	$20,947,113	(b)
June 1, 2021 through June 30, 2021	—	(a)	$—	$—	$20,947,113	(b)
Total	1,489			$—

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On July 29, 2021, PGIM, Inc. (“Prudential”) provided the Company notice pursuant to Section 1.2 of the Note Purchase and Private Shelf Agreement dated as of August 23, 2017 (as amended by the First Amendment to Note Purchase and Private Shelf Agreement dated as of February 14, 2020, the Second Amendment to Note Purchase and Private Shelf Agreement dated as of September 30, 2020, the Third Amendment to Note Purchase and Private Shelf Agreement dated as of January 25, 2021, and the Fourth Amendment to Note Purchase and Private Shelf Agreement dated as of May 14, 2021, the “Note Agreement”) that Prudential has authorized an increase in the amount of the senior promissory notes that may be issued under the uncommitted shelf facility under the Note Agreement from $105,000 to $140,000, effective as of July 29, 2021.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
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

* **10.4	Consulting Agreement dated as of April 15, 2021 between MGP Ingredients, Inc. and David Rindom
* **10.5	Noncompetition and Nonsolicitation Agreement dated January 22, 2021 between Donn S. Lux and MGP Ingredients, Inc.
10.6
Amendment No. 2 to Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated May 14, 2021 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 20, 2021 (File number 000-17196))

10.7
Fourth Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc. and certain noteholders affiliated with PGIM, Inc., dated May 14, 2021 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 20, 2021 (File number 000-17196))

*10.8	Notice of Shelf Notes Upsize Authorization dated July 29, 2021 between PGIM, Inc. and MGP Ingredients, Inc.
*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2021, and December 31, 2020, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, (v) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

MGP INGREDIENTS, INC.

Date:	August 4, 2021	By	/s/ David J. Colo
David J. Colo, President and Chief Executive Officer

Date:	August 4, 2021	By	/s/ Brandon M. Gall
Brandon M. Gall, Vice President, Finance and Chief Financial Officer