Form 10-Q
period 2021-09-30
MGP INGREDIENTS INC
filed 2021-11-03
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
21,964,296 shares of Common Stock, no par value as of October 29, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Quarter Ended September 30,		Year to Date Ended September 30,
	2021	2020	2021	2020
Sales	$176,611	$102,964	$459,873	$294,606
Cost of sales	119,525	79,802	313,661	227,531
Gross profit	57,086	23,162	146,212	67,075
Selling, general and administrative expenses	24,202	9,510	65,165	28,377
Operating income	32,884	13,652	81,047	38,698
Interest expense, net	(1,116)	(594)	(2,708)	(1,701)
Other income (loss), net	(421)	185	(479)	352
Income before income taxes	31,347	13,243	77,860	37,349
Income tax expense	7,674	2,862	18,701	8,636
Net income	23,673	10,381	59,159	28,713

Net loss attributable to noncontrolling interest	203	—	279	—
Net income attributable to MGP Ingredients, Inc.	23,876	10,381	59,438	28,713

Income attributable to participating securities	(175)	(69)	(471)	(192)
Net income used in Earnings Per Share calculation	$23,701	$10,312	$58,967	$28,521

Basic and diluted weighted average common shares	21,981,201	16,916,675	20,293,818	16,943,130

Basic and diluted Earnings Per Share	$1.08	$0.61	$2.91	$1.68

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarter Ended September 30,		Year to Date Ended September 30,
	2021	2020	2021	2020
Net income attributable to MGP Ingredients, Inc.	$23,876	$10,381	$59,438	$28,713
Other comprehensive income, net of tax:
Unrealized loss on foreign currency translation adjustment	(141)	—	(134)	—
Change in Company-sponsored post-employment benefit plan	(89)	74	(40)	89
Other comprehensive income (loss)	(230)	74	(174)	89

Comprehensive income attributable to MGP Ingredients, Inc.	23,646	10,455	59,264	28,802

Comprehensive loss attributable to noncontrolling interest	203	—	279	—
Comprehensive income	$23,443	$10,455	$58,985	$28,802

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

	September 30, 2021	December 31, 2020
Current Assets
Cash and cash equivalents	$16,162	$21,662
Receivables (less allowance for credit losses, $150 and $24 at September 30, 2021, and December 31, 2020, respectively)	92,152	56,966
Inventory	239,312	141,011
Prepaid expenses	2,888	2,644
Refundable income taxes	1,382	—
Total current assets	351,896	222,283
Property, plant, and equipment	391,111	313,730
Less accumulated depreciation and amortization	(193,863)	(181,738)
Property, plant, and equipment, net	197,248	131,992
Operating lease right-of-use assets, net	8,436	5,151
Investment in joint ventures	5,334	—
Intangible assets, net	219,355	890
Goodwill	227,588	2,738
Other assets	7,611	3,521
Total assets	$1,017,468	$366,575
Current Liabilities
Current maturities of long-term debt	$3,227	$1,600
Accounts payable	37,004	30,273
Federal and state liquor taxes payable	6,498	107
Income taxes payable	—	704
Accrued expenses and other	39,737	20,645
Total current liabilities	86,466	53,329
Long-term debt, less current maturities	36,068	38,271
Credit agreement - revolver	208,382	—
Long-term operating lease liabilities	5,999	3,057
Other noncurrent liabilities	5,163	7,094
Deferred income taxes	60,479	2,298
Total liabilities	402,557	104,049
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 23,125,166 shares at September 30, 2021 and 18,115,965 shares at December 31, 2020; and 21,963,574 and 16,915,862 shares outstanding at September 30, 2021 and December 31, 2020, respectively	6,715	6,715
Additional paid-in capital	315,543	15,503
Retained earnings	315,022	262,943
Accumulated other comprehensive income	312	486
Treasury stock, at cost, 1,161,592 and 1,200,103 shares at September 30, 2021 and December 31, 2020, respectively	(22,406)	(23,125)
Total MGP Ingredients, Inc. stockholders’ equity	615,190	262,526
Noncontrolling interest	(279)	—
Total equity	614,911	262,526
Total liabilities and equity	$1,017,468	$366,575
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$59,159	$28,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,668	9,618
Gain on sale of assets	5	337
Share-based compensation	5,247	2,693
Deferred income taxes, including change in valuation allowance	465	460
Other, net	(236)	—
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables, net	(5,593)	(11,683)
Inventory	(7,588)	(5,673)
Prepaid expenses	1,206	(2,032)
Income taxes payable	(2,086)	(673)
Accounts payable	(6,678)	2,057
Accrued expenses and other	15,859	5,647
Federal and state liquor taxes payable	(1,961)	139
Other, net	(682)	(146)
Net cash provided by operating activities	70,785	29,457

Cash Flows from Investing Activities
Additions to property, plant, and equipment	(37,257)	(13,507)
Purchase of business, net of cash acquired	(149,613)	(2,750)
Contributions to equity method investment	(988)	—
Proceeds from sale of property	—	688
Other, net	(1,308)	56
Net cash used in investing activities	(189,166)	(15,513)

Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(7,362)	(6,144)
Purchase of treasury stock	(767)	(4,395)
Loan fees paid related to borrowings	(666)	(1,148)
Principal payments on long-term debt	(813)	(300)
Proceeds from credit agreement - revolver	242,300	54,700
Payments on credit agreement - revolver	(32,300)	(40,000)
Payment on assumed debt as part of the Merger	(87,509)	—
Net cash provided by financing activities	112,883	2,713

Effect of exchange rate changes on cash	(2)	—
Increase (decrease) in cash and cash equivalents	(5,500)	16,657
Cash and cash equivalents, beginning of period	21,662	3,309
Cash and cash equivalents, end of period	$16,162	$19,966
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Year to Date Ended September 30, 2021
(Unaudited) (Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive income	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2020	$4	$6,715	$15,503	$262,943	$486	$(23,125)	$—	$262,526
Comprehensive income:
Net income	—	—	—	15,427	—	—	—	15,427
Other comprehensive income	—	—	—	—	55	—	—	55
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,052)	—	—	—	(2,052)
Share-based compensation	—	—	3,229	—	—	—	—	3,229
Stock shares awarded, forfeited or vested	—	—	(716)	—	—	716	—	—
Stock shares repurchased	—	—	—	—	—	(674)	—	(674)
Balance, March 31, 2021	4	6,715	18,016	276,318	541	(23,083)	—	278,511
Comprehensive income:
Net income	—	—	—	20,135	—	—	(76)	20,059
Other comprehensive income	—	—	—	—	1	—	—	1
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,653)	—	—	—	(2,653)
Share-based compensation	—	—	1,538	—	—	—	—	1,538
Stock shares awarded, forfeited or vested	—	—	(705)	—	—	705	—	—
Stock shares repurchased	—	—	—	—	—	(91)	—	(91)
Equity consideration for Merger	—	—	296,213			—		296,213
Balance, June 30, 2021	4	6,715	315,062	293,800	542	(22,469)	(76)	593,578
Comprehensive income:
Net income	—	—	—	23,876	—		(203)	23,673
Other comprehensive loss	—	—	—	—	(230)		—	(230)
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,654)	—	—	—	(2,654)
Share-based compensation	—	—	480	—	—	—	—	480
Stock shares awarded, forfeited, or vested	—	—	(64)	—	—	64	—	—
Stock shares repurchased	—	—	—	—	—	(1)	—	(1)
Equity consideration for Merger	—	—	65	—	—	—	—	65
Balance, September 30, 2021	$4	$6,715	$315,543	$315,022	$312	$(22,406)	$(279)	$614,911

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

MGP INGREDIENTS, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

Note 1.  Accounting Policies and Basis of Presentation

The Company. MGP Ingredients, Inc. (“the Company,” and “MGP”) is a Kansas corporation headquartered in Atchison, Kansas and is a leading producer and supplier of premium distilled spirits, branded spirits and food ingredients. Distilled spirits include premium bourbon and rye whiskeys and grain neutral spirits, including vodka and gin. Our distilled spirits are either packaged and sold under our own brands to distributors, sold, directly or indirectly, to manufacturers of other branded spirits, or direct to consumer. MGP is also a top producer of high quality industrial alcohol for use in both food and non-food applications. The Company’s protein and starch food ingredients provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the packaged goods industry. Our industrial alcohol and ingredients products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries. The Company’s distillery products are derived from corn and other grains (including rye, barley, wheat, barley malt, and milo), and its ingredient products are derived, primarily, from wheat flour.

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

As a result of the merger with Luxco, during the second quarter 2021, the Company established a new reportable segment structure that separates Branded Spirits from the Distillery Products segment. The Ingredient Solutions segment remains unchanged. The new segment presentation reflects how management is now operating the business and making resource allocations. The Company now reports three operating segments: Distillery Products, Branded Spirits and Ingredient Solutions. Certain amounts in the 2020 consolidated financial statements have been reclassified to conform to the 2021 presentation and prior periods have been revised to reflect the new operating segment structure.

Basis of Presentation and Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter and year to date ended September 30, 2021, should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”).  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventory.  Inventory includes finished goods, raw materials in the form of agricultural commodities used in the production process as well as bottles, caps, and labels used in the bottling process and certain maintenance and repair items.  Bourbon and whiskeys, included in inventory, are normally aged in barrels for several years, following industry practice; all barreled bourbon and whiskey is classified as a current asset. The Company includes warehousing, insurance, and other carrying charges applicable to barreled whiskey in inventory costs.

Inventories are stated at lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	September 30, 2021	December 31, 2020
Finished goods	$44,852	$16,414
Barreled distillate (bourbons and whiskeys)	159,897	105,445
Raw materials	22,667	6,954
Work in process	985	1,805
Maintenance materials	9,401	8,634
Other	1,510	1,759
Total	$239,312	$141,011

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

Goodwill and Indefinite-Lived Intangible Assets. The Company records goodwill and other indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and other indefinite-lived intangible assets to its respective reporting units. The Company evaluates goodwill for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. To the extent that the carrying amount exceeds fair value, an impairment of goodwill is recognized. Judgment is required in the determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. The Company separately evaluates indefinite-lived intangible assets for impairment. As of September 30, 2021, the Company determined that goodwill and indefinite-lived intangible assets were not impaired.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $251,053 and $44,548 at September 30, 2021 and December 31, 2020, respectively. The financial statement carrying value of total debt was $247,677 (including unamortized loan fees) and $39,871 (including unamortized loan fees) at September 30, 2021 and December 31, 2020, respectively.  These fair values are considered Level 2 under the fair value hierarchy. Fair value disclosure for deferred compensation plan investments is included in Note 9.

Equity Method Investments. The condensed consolidated financial statements include the results of Luxco and its affiliated companies since April 1, 2021, when the Company obtained control through the Merger. The Company holds 50 percent interests in DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S.de R.L. de C.V. (“Agricola”) (combined “LMX”), which are accounted for as equity method investments since the date of acquisition. At September 30, 2021, the investment in LMX was $5,334, which is recorded in Investment in joint ventures on the Condensed Consolidated Balance Sheet. During the quarter and year to date ended September 30, 2021, the Company recorded a $405 and $739, respectively, loss from our equity method investments, which is recorded in Other income (loss), net on the Condensed Consolidated Statement of Income.

Recently Adopted Accounting Standard Updates. The Company did not adopt any new Accounting Standard Updates during the quarter ended September 30, 2021.

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

The following table presents the Company’s sales by segment and major products and services:

	Quarter Ended September 30,		Year to Date Ended September 30,
	2021	2020	2021	2020
Distillery Products
Brown goods	$42,793	$32,068	$129,600	$86,038
White goods	21,187	16,210	56,049	47,922
Premium beverage alcohol	63,980	48,278	185,649	133,960
Industrial alcohol	14,790	19,461	46,896	64,032
Food grade alcohol	78,770	67,739	232,545	197,992
Fuel grade alcohol	3,592	1,274	10,862	3,970
Distillers feed and related co-products	4,016	6,119	13,660	19,889
Warehouse services	4,666	4,041	12,949	11,641
Total Distillery Products	91,044	79,173	270,016	233,492

Branded Spirits
Ultra premium	13,118	2,365	23,692	3,049
Premium	6,310	72	12,692	243
Mid	17,107	—	34,894	—
Value	19,057	—	40,001	—
Other	5,969	12	11,278	29
Total Branded Spirits	61,561	2,449	122,557	3,321

Ingredient Solutions
Specialty wheat starches	12,231	11,604	35,051	30,938
Specialty wheat proteins	8,901	7,994	23,299	20,372
Commodity wheat starches	2,626	1,596	7,572	5,247
Commodity wheat proteins	248	148	1,378	1,236
Total Ingredient Solutions	24,006	21,342	67,300	57,793

Total sales	$176,611	$102,964	$459,873	$294,606

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

Following the Merger, the Luxco Companies became wholly-owned subsidiaries of MGP and are included within the Branded Spirits segment. The aggregate consideration paid by the Company in connection with the Merger was $237,500 in cash (less assumed indebtedness) and 5,007,833 shares of common stock of the Company, subject to adjustment for fractional shares (the “Company Shares,” and together with the cash portion, the “Merger Consideration”). The Company Shares were valued at $296,213 and represented approximately 22.8 percent of the Company’s outstanding common stock immediately following the closing of the Merger. The Merger Consideration was subject to customary purchase price adjustments related to, among other things, net working capital, acquired cash and assumed debt. The consideration paid at the Closing included a preliminary estimated purchase price adjustment. In September 2021, the parties finalized the purchase price adjustment, which decreased the cash consideration paid by approximately $608 and increased stock consideration by an additional 1,373 shares from the preliminary amounts that were paid at closing.

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

The Merger was accounted for as a business combination in accordance with Financial Accounting Standards Board Accounting Standard Codification 805, Business Combinations (“ASC 805”), and as such, assets acquired, liabilities assumed, and consideration transferred were recorded at their estimated fair values on the acquisition date. The fair value of the assets acquired and liabilities assumed are based upon a preliminary assessment of fair value and may change as valuations for certain tangible assets, intangible assets and contingent liabilities are finalized and the associated income tax impacts are determined. The Company expects to finalize the purchase price allocation as soon as practicable, but no longer than one year from the acquisition date.

Purchase Price Allocation. The following table summarizes the preliminary allocation of the consideration paid for Luxco to the preliminary estimated fair value of the assets acquired and liabilities assumed at the acquisition date, with the excess recorded to goodwill.

Consideration:
Cash, net of assumed debt	$150,092
Value of MGP Common Stock issued at close (a)	296,279
Fair value of total consideration transferred	$446,371

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$479
Receivables	29,675
Inventory	90,854
Prepaid expenses	1,454
Property, plant and equipment, net	41,279
Investments in joint ventures	5,085
Intangible assets (b)	219,500
Other assets	4,257
Total assets	392,583
Current maturities of long-term debt (c)	87,509
Accounts payable	14,453
Federal and state liquor taxes payable	8,352
Accrued expenses and other	2,832
Other noncurrent liabilities	196
Deferred income taxes	57,720
Total liabilities	171,062
Goodwill	224,850
Total	$446,371

(a) The Company issued 5,007,833 shares of MGP Common Stock which was valued at $59.15 per share on April 1, 2021. In September 2021, the parties finalized the purchase price adjustments which increased stock consideration by an additional 1,373 shares from the preliminary amounts that were paid at closing.
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

Goodwill of $224,850 represents the excess of the consideration transferred over the estimated fair value of assets acquired net of liabilities assumed. No Goodwill is expected to be deductible for tax purposes. The Intangible assets acquired includes indefinite-lived intangible assets, trade names, with an estimated fair value of $178,100 and definite-lived intangible assets, distributor relationships, with an estimated fair value of $41,400 and a useful life of 20 years. The trade names and distributor relationships acquired by the Company have been adjusted to the estimated fair values using the relief from royalty method and multi-period earnings method, respectively. Management and a third party valuation team performed a preliminarily valuation analysis to determine the fair value of each trade name and distributor relationship.

Operating Results. The operating results of Luxco were consolidated with the Company’s operating results subsequent to the merger date. During the quarter and year to date ended September 30, 2021, the Company recorded $59,057 and $118,355, respectively, of Sales and $6,038 and $12,559, respectively, of Income before income taxes, attributable to Luxco on it’s Condensed Consolidated Statement of Income. During the quarter and year to date ended September 30, 2021, the Company has incurred $294 and $8,922, respectively, of transaction related costs, which are included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Income.

Pro Forma Information. The following table summarizes the unaudited pro forma financial results for the quarter and year to date ended September 30, 2021 and 2020, as if the Merger had occurred on January 1, 2020:

	Pro Forma Financial Information
	Quarter Ended September 30,		Year to Date Ended September 30,
	2021	2020	2021	2020
Sales	$176,611	$152,090	$504,243	$441,984
Net income	23,673	14,479	68,934	30,469
Basic and diluted earnings per share	1.08	0.66	3.38	1.39

The pro forma results are adjusted for items that are non-recurring in nature and directly attributable to the Merger, including the income tax effect of the adjustments. Merger related costs incurred by the Company of $294 and $8,922 for the quarter and year to date ended June 30, 2021, respectively, were excluded and $7,032 is assumed to have been incurred on January 1, 2020. Merger related costs incurred by Luxco of $3,132 were excluded from the year to date ended September 30, 2021 pro forma results. A non-recurring expense of $2,529 for the year to date ended September 30, 2021 related to the fair value adjustment of finished goods inventory estimated to have been sold was removed and included in the results for the year to date ended September 30, 2020. Other acquired tangible and intangible assets are assumed to be recorded at estimated fair value on January 1, 2020 and are amortized or depreciated over their estimated useful lives.

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

Note 4. Goodwill and Intangible Assets

Definite-Lived Intangible Assets

The Company has a definite-lived intangible asset which was acquired as a result of the Merger. The distributor relationships have a carrying value of $40,365, net of accumulated amortization of $1,035. The distributor relationships have a useful life of 20 years. The amortization expense for the quarter and year to date ended September 30, 2021 was $517 and $1,035, respectively.

As of September 30, 2021, the expected future amortization expense related to definite-lived intangibles assets are as follows:

Remainder of 2021	$518
2022	2,070
2023	2,070
2024	2,070
2025	2,070
Thereafter	31,567
Total	$40,365

Goodwill and Indefinite-Lived Intangible Assets

The Company records goodwill and indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and indefinite-lived intangible assets to its respective reporting units.

Changes in carrying amount of goodwill by business segment were as follows:

	Distillery Products	Branded Spirits	Ingredient Solutions	Total
Balance, December 31, 2020	$—	$2,738	$—	$2,738
Acquisitions	—	224,850	—	224,850
Balance, September 30, 2021	$—	$227,588	$—	$227,588

Changes in carrying amount of trade name intangible assets by business segment were as follows:

	Distillery Products	Branded Spirits	Ingredient Solutions	Total
Balance, December 31, 2020	$—	$890	$—	$890
Acquisitions	—	178,100	—	178,100
Balance, September 30, 2021	$—	$178,990	$—	$178,990

Note 5.  Corporate Borrowings

The following table presents the Company’s outstanding indebtedness:

Description(a)	September 30, 2021	December 31, 2020
Credit Agreement - Revolver, 1.34% (variable rate) due 2025	$210,000	$—
Prudential Note Purchase Agreement, 3.53% (fixed rate) due 2027	19,200	20,000
Prudential Note Purchase Agreement, 3.80% (fixed rate) due 2029	20,000	20,000
Other long-term borrowings	210	—
Total indebtedness outstanding	249,410	40,000
Less unamortized loan fees(b)	(1,733)	(129)
Total indebtedness outstanding, net	247,677	39,871
Less current maturities of long-term debt	(3,227)	(1,600)
Long-term debt and Credit Agreement - Revolver	$244,450	$38,271
(a) Interest rates are as of September 30, 2021.
(b) Loan fees are being amortized over the life of the Credit Agreement and Note Purchase Agreement.

Credit Agreement. On February 14, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with multiple participants led by Wells Fargo Bank, National Association (“Wells Fargo Bank”) that matures on February 14, 2025. The Credit Agreement provided for a $300,000 revolving credit facility. On May 14, 2021, the Credit Agreement was amended to increase the principal amount to $400,000 and to increase the amount of the revolving credit facility by up to an additional $100,000. The Company incurred $666 new loan fees related to the Credit Agreement during 2021. The Credit Agreement includes certain requirements and covenants, which the Company was in compliance with at September 30, 2021. As of September 30, 2021, the Company had $210,000 outstanding borrowings under the Credit Agreement leaving $190,000 available. The cash portion of the Merger Consideration, the repayment of assumed debt, and transaction-related expenses were financed with $242,300 borrowings under the Credit Agreement which was drawn down on April 1, 2021.

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

On July 29, 2021, PGIM, Inc. (“Prudential”) provided the Company notice pursuant to Section 1.2 of the Note Agreement that Prudential has authorized an increase in the amount of the senior promissory notes that may be issued under the uncommitted shelf facility under the Note Agreement from $105,000 to $140,000, effective as of July 29, 2021. The deadline for issuing the notes under the shelf facility is August 23, 2023.

During 2017, the Company issued $20,000 of Senior Secured Notes with a maturity date of August 23, 2027. During 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Note Purchase Agreement includes certain requirements and covenants, which the Company was in compliance with at September 30, 2021.

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
Income tax expense for the quarter and year to date ended September 30, 2021, was $7,674 and $18,701, respectively, for an effective tax rate of 24.5 percent and 24.0 percent, respectively. The effective tax rate for quarter and year to date ended September 30, 2021, differed from the 21 percent federal statutory rate on pretax income, primarily due to state taxes, income taxes on foreign subsidiaries acquired as a result of the Merger, nondeductible transaction costs, partially offset by state and federal credits and the deduction applicable to export activity.

Income tax expense for the quarter and year to date ended September 30, 2020, was $2,862 and $8,636, respectively, for an effective tax rate of 21.6 percent and 23.1 percent, respectively. The effective tax rate for the quarter ended September 30, 2020 differed from the 21 percent federal statutory rate on pretax income, primarily due to state income taxes, partially offset by state and federal tax credits, the release of a portion of the Company’s valuation allowance and the deduction applicable to export activity. The effective tax rate for the year to date ended September 30, 2020, differed from the 21 percent federal statutory rate on pretax income, primarily due to state taxes, partially offset by federal and state credits, and the deduction applicable to income derived from export activity.

Note 7.  Equity and EPS

The computations of basic and diluted EPS:

	Quarter Ended September 30,		Year to Date Ended September 30,
	2021	2020	2021	2020
Operations:
Net income(a)	$23,673	$10,381	$59,159	$28,713
Less: net loss attributable to noncontrolling interest	203	—	279	—
Less: Income attributable to participating securities(b)	(175)	(69)	(471)	(192)
Net income used in EPS calculation	$23,701	$10,312	$58,967	$28,521

Share information:
Basic and diluted weighted average common shares(c)	21,981,201	16,916,675	20,293,818	16,943,130

Basic and diluted EPS	$1.08	$0.61	$2.91	$1.68
(a)Net income attributable to all shareholders.
(b)Participating securities included 163,024 and 115,399 unvested restricted stock units (“RSUs”), at September 30, 2021 and 2020, respectively.
(c)Under the two-class method, basic and diluted weighted average common shares at September 30, 2021 and 2020 exclude unvested participating securities.

Share Issuance. On April 1, 2021, as part of the consideration for the Merger, the Company issued 5,007,833 shares of common stock. The shares issued represented approximately 22.8 percent of the Company’s outstanding stock immediately following the closing of the Merger. In September 2021, the parties finalized the purchase price adjustments, which increased stock consideration by an additional 1,373 shares from the preliminary amounts that were paid at closing.

Share Repurchase. On February 25, 2019, MGP’s Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019, through February 27, 2022. Under the share repurchase program, the Company can repurchase stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. This share repurchase program may be modified, suspended, or terminated by the Company at any time without prior notice. The Company did not repurchase any shares during the year to date ended September 30, 2021 and has $20,947 remaining under the share repurchase plan.

During the year to date ended September 30, 2020, the Company repurchased approximately 159,104 shares of MGP Common Stock for $4,053.

The Common Stock share activity:

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2021	437	16,915,862
Issuance of Common Stock	—	35,114
Repurchase of Common Stock (a)	—	(10,376)
Balance, March 31, 2021	437	16,940,600
Issuance of Common Stock	—	5,022,122
Repurchase of Common Stock(a)	—	(1,489)
Balance, June 30, 2021	437	21,961,233
Issuance of Common Stock	—	2,361
Repurchase of Common Stock(a)	—	(20)
Balance, September 30, 2021	437	21,963,574

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2020	437	17,028,125
Issuance of Common Stock	—	36,545
Repurchase of Common Stock(b)	—	(169,148)
Balance, March 31, 2020	437	16,895,522
Issuance of Common Stock	—	—
Repurchase of Common Stock(a)	—	—
Balance, June 30, 2020	437	16,895,522
Issuance of Common Stock	—	17,798
Repurchase of Common Stock(a)	—	(7)
Balance, September 30, 2020	437	16,913,313
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

Dryer Fire Incident. During November 2020, the Company experienced a fire at the Atchison facility. The fire damaged certain equipment in the facility’s feed drying operations and caused temporary loss of production time. At September 30, 2021, the Company received a legally binding commitment from their insurance carrier of $11,500 that was recorded as Receivables on the Condensed Consolidated Balance Sheet. During the quarter and year to date ended September 30, 2021, the Company recorded $6,404 and $16,244, respectively, of partial settlement from its insurance carrier as a reduction of Cost of sales. The Company recorded $16,500 related to legally committed insurance recovery amounts obtained prior to contingencies related to the insurance claim being resolved, in Accrued expenses and other on the Consolidated Balance Sheet at September 30, 2021. The Company is working to construct a replacement drying system. The Company’s insurance is expected to provide coverage for business interruption and other losses from damage to property, plant and equipment, but there can be no assurance to the amount or timing of possible insurance recoveries.

Ransomware Cyber-Attack. In May 2020, the Company was affected by a ransomware cyber-attack that temporarily disrupted production at its Atchison facilities. The Company’s financial information was not affected and there is no evidence that any sensitive or confidential company, supplier, customer or employee data was improperly accessed or extracted from our network. The Company has insurance related to this event and is currently evaluating if it will seek further recovery. Following the attack, MGP implemented a variety of measures to further enhance our cybersecurity protections and minimize the impact of any future attack. The Company’s insurance may cover additional losses from this incident, but there can be no assurance as to the amount or timing of any possible insurance recoveries.

Shareholder matters. In 2020, two putative class action lawsuits were filed in the United States District Court for District of Kansas, naming the Company and certain of its current and former executive officers as defendants, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs sought to pursue claims on behalf of a class consisting of purchasers or acquirers of the Company’s Common Stock during certain specified periods (the “Class Periods”). On May 28, 2020, the two lawsuits were consolidated and the Court appointed City of Miami Fire Fighters’ and Police Officers’ Retirement Trust as lead plaintiff. The consolidated action is captioned In re MGP Ingredients, Inc. Securities Litigation and the file is maintained under Master File No. 2:20-cv-2090-DDCJPO. On July 22, 2020, the Retirement Trust filed a consolidated Amended Complaint. The Consolidated Complaint alleged that the defendants made false and/or misleading statements regarding the Company’s forecasts of sales of aged whiskey, and that, as a result the Company’s Common Stock traded at artificially inflated prices throughout the Class Periods. The plaintiffs sought compensatory damages, interest, attorneys’ fees, costs, and unspecified equitable relief, but have not specified the amount of damages being sought. On September 8, 2020, defendants filed a Motion to Dismiss the Consolidated Amended Complaint. On August 31, 2021, the court issued a Memorandum and Order granting the Motion to Dismiss dismissing plaintiff’s claims with prejudice. The Plaintiff had until September 30, 2021 to file a notice of appeal and the Plaintiff did not appeal.

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

As of September 30, 2021, 516,861 RSUs had been granted of the 1,500,000 shares approved under the 2014 Plan, and 121,557 shares had been granted of the 300,000 shares approved under the Directors’ Plan. As of September 30, 2021, there were 168,074 unvested RSUs under the Company’s long-term incentive plans and 163,024 were participating securities (Note 7).

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan (“EDC Plan”) effective as of June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company’s obligations under this plan will change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the plan. Realized and unrealized gains (losses) on deferred compensation plan investments were included as a component of Other income (loss), net on the Company’s Condensed Consolidated Statements of Income for the quarter and year to date ended September 30, 2021. For quarter ended September 30, 2021, the Company had a loss on deferred compensation plan investments of $15 and for year to date ended September 30, 2021, the Company had a gain on deferred compensation plan investments of $261. For quarter and year to date ended September 30, 2020, the Company had a gain on deferred compensation plan investments of $185 and $352, respectively.

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

At September 30, 2021 and December 31, 2020, the EDC Plan investments were $3,555 and $2,007, respectively, which were recorded in Other assets on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan current liabilities were $897 at September 30, 2021 and were included in Accrued expenses and other on the Company’s Condensed Consolidated Balance Sheet. The EDC Plan non-current liabilities were $3,155 and $3,140 at September 30, 2021 and December 31, 2020, respectively, and were included in Other noncurrent liabilities on the Company’s Condensed Consolidated Balance Sheets.

Note 10.  Operating Segments

As discussed in Note 1, the Company established a new reportable segment structure as a result of the Merger and prior periods have been revised to reflect the new operating segments. At September 30, 2021, the Company had three segments: Distillery Products, Branded Spirits, and Ingredient Solutions. The Distillery Products segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry) and fuel grade alcohol. The Distillery Products segment also includes warehouse services, including barrel put away, storage, retrieval, and blending services. The Branded Spirits segment consists of producing, importing, bottling and rectifying of distilled spirits. Ingredient Solutions segment consists of specialty starches and proteins and commodity starches and proteins.

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

	Quarter Ended September 30,		Year to Date Ended September 30,
	2021	2020	2021	2020
Sales to Customers
Distillery Products	$91,044	$79,173	$270,016	$233,492
Branded Spirits	61,561	2,449	122,557	3,321
Ingredient Solutions	24,006	21,342	67,300	57,793
Total	$176,611	$102,964	$459,873	$294,606

Gross Profit
Distillery Products	$26,981	$15,918	$87,211	$49,832
Branded Spirits	23,217	1,389	41,737	1,727
Ingredient Solutions	6,888	5,855	17,264	15,516
Total	$57,086	$23,162	$146,212	$67,075

Depreciation and Amortization
Distillery Products	$2,695	$2,461	$7,900	$7,269
Branded Spirits	1,743	30	3,481	70
Ingredient Solutions	531	480	1,487	1,402
Corporate	274	303	800	877
Total	$5,243	$3,274	$13,668	$9,618

Income (loss) before Income Taxes
Distillery Products	$26,047	$15,471	$84,225	$48,203
Branded Spirits	9,293	236	15,182	$(1,829)
Ingredient Solutions	6,214	5,191	15,121	13,504
Corporate	(10,207)	(7,655)	(36,668)	(22,529)
Total	$31,347	$13,243	$77,860	$37,349

The following table allocates assets to each segment as of:

	September 30, 2021	December 31, 2020
Identifiable Assets
Distillery Products	$299,017	$281,721
Branded Spirits	652,543	6,348
Ingredient Solutions	44,494	41,276
Corporate	21,414	37,230
Total	$1,017,468	$366,575

Note 11.  Subsequent Events

Dividend. On November 1, 2021, the Company’s Board of Directors declared a quarterly dividend payable to stockholders of record as of November 19, 2021, of the Company’s Common Stock, and a dividend equivalent payable to holders of certain RSUs as of November 19, 2021, of $0.12 per share and per unit, payable on December 3, 2021.

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

Dryer Fire Incident. During November 2020, we experienced a fire at the Atchison facility. The fire damaged certain equipment in the facility’s feed drying operations and caused temporary loss of production time. During the quarter and year to date ended September 30, 2021, we recorded a $6,404 and $16,244, respectively, partial settlement from our insurance carrier as a reduction of Cost of sales. We are working to construct a replacement drying system. Our insurance is expected to provide coverage for business interruption and other losses from damage to property, plant and equipment, less deductibles, but there can be no assurance to the amount or timing of possible insurance recoveries.

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

RESULTS OF OPERATIONS

Consolidated results

The table below details the consolidated results for the quarters ended September 30, 2021 and 2020:

	Quarter Ended September 30,
	2021	2020	2021 v. 2020
Sales	$176,611	$102,964	71.5%
Cost of sales	119,525	79,802	49.8
Gross profit	57,086	23,162	146.5
Gross margin %	32.3%	22.5%	9.8	pp(a)
Selling, general, and administrative (“SG&A”) expenses	24,202	9,510	154.5
Operating income	32,884	13,652	140.9
Operating margin %	18.6%	13.3%	5.3	pp
Interest expense, net	(1,116)	(594)	(87.9)
Other income (loss), net	(421)	185	(327.6)
Income before income taxes	31,347	13,243	136.7
Income tax expense	7,674	2,862	168.1
Effective tax expense rate %	24.5%	21.6%	2.9	pp
Net income	$23,673	$10,381	128.0%
Net income margin %	13.4%	10.1%	3.3	pp
(a) Percentage points (“pp”).

Sales - Sales for quarter ended September 30, 2021 were $176,611, an increase of 71.5 percent compared to the year-ago quarter, which was the result of increased sales in the Branded Spirits, Distillery Products, and Ingredient Solutions segments. Within the Branded Spirits segment, sales were up 2,413.7 percent, due to the additional brands acquired as part of the Merger. Within the Distillery Products segment, sales were up 15.0 percent, primarily due to an increase in the sales of brown goods within premium beverage alcohol. Within the Ingredient Solutions segment, sales were up 12.5 percent, primarily due to increased sales of commodity wheat starches and specialty wheat proteins (see Segment Results).

Gross profit - Gross profit for quarter ended September 30, 2021 was $57,086, an increase of 146.5 percent compared to the year-ago quarter. The increase was driven by an increase in gross profit in Branded Spirits, Distillery Products and Ingredient Solutions segments. In the Branded Spirits segment, gross profit increased by $21,828 or 1,571.5 percent. In the Distillery Products segment, gross profit increased by $11,063, or 69.5 percent. In the Ingredient Solutions segment, gross profit increased by $1,033, or 17.6 percent (see Segment Results).

SG&A expenses - SG&A expenses for quarter ended September 30, 2021 were $24,202, an increase of 154.5 percent compared to the year-ago quarter. The increase in SG&A expenses was primarily driven by the assumption of Luxco’s SG&A expenses.

Operating income - Operating income for quarter ended September 30, 2021 increased to $32,884 from $13,652 for quarter ended September 30, 2020, primarily due to an increase in gross profit in the Branded Spirits, Distillery Products and Ingredient Solutions segments, partially offset by the increase in the previously described SG&A expenses.

Operating income, quarter versus quarter	Operating Income	Change
Operating income for quarter ended September 30, 2020	$13,652
Increase in gross profit - Branded Spirits segment(a)	21,828	159.9	pp(b)
Increase in gross profit - Distillery Products segment(a)	11,063	81.0	pp
Increase in gross profit - Ingredient Solutions segment(a)	1,033	7.6	pp
Increase in SG&A expenses	(14,692)	(107.6)	pp
Operating income for quarter ended September 30, 2021	$32,884	140.9%

(a) See segment discussion.
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for quarter ended September 30, 2021 was $7,674, for an effective tax rate of 24.5 percent. Income tax expense for the quarter ended September 30, 2020, was $2,862, for an effective tax rate of 21.6 percent. The increase in Income tax expense, quarter versus quarter, was primarily due to higher Income before income taxes, which lessened the effects of tax credits received.

Earnings per share (“EPS”) - EPS was $1.08 for quarter ended September 30, 2021, compared to $0.61 for quarter ended September 30, 2020. The change in EPS, quarter versus quarter, was primarily due to an increase in Operating income, partially offset by an increase in shares outstanding.

Change in basic and diluted EPS, quarter versus quarter	Basic and Diluted EPS	Change
Basic and diluted EPS for quarter ended September 30, 2020	$0.61
Increase in operations(a)	0.88	144.3	pp(b)
Increase in other income (expense), net(a)	(0.03)	(4.9)	pp
Change in interest expense, net(a)	(0.02)	(3.3)	pp
Tax: Change in effective tax rate	(0.06)	(9.8)	pp
Increase in shares outstanding resulting from the Merger	(0.30)	(49.2)	pp
Basic and diluted EPS for quarter ended September 30, 2021	$1.08	77.1%
(a) Item is net of tax based on the effective tax rate for the base year (2020).
(b) Percentage points (“pp”).

The table below details the consolidated results for year to date ended September 30, 2021 and 2020:

	Year to Date Ended September 30,
	2021	2020	2021 v. 2020
Sales	$459,873	$294,606	56.1%
Cost of sales	313,661	227,531	37.9
Gross profit	146,212	67,075	118.0
Gross margin %	31.8%	22.8%	9.0	pp(a)
SG&A expenses	65,165	28,377	129.6
Operating income	81,047	38,698	109.4
Operating margin %	17.6%	13.1%	4.5	pp
Interest expense, net	(2,708)	(1,701)	(59.2)
Other income (loss), net	(479)	352	(236.1)
Income before income taxes	77,860	37,349	108.5
Income tax expense	18,701	8,636	116.5
Effective tax expense rate %	24.0%	23.1%	0.9	pp
Net income	$59,159	$28,713	106.0%
Net income margin %	12.9%	9.7%	3.2	pp
(a) Percentage points (“pp”).

Sales - Sales for year to date ended September 30, 2021 were $459,873, an increase of 56.1 percent compared to the year-ago period, which was the result of increased sales in the Branded Spirits, Distillery Products, and Ingredient Solutions segments. Within the Branded Spirits segment, sales were up 3,590.4 percent, due to the additional brands acquired as part of the Merger. Within the Distillery Products segment, sales were up 15.6 percent, primarily due to an increase in the sales of brown goods within premium beverage alcohol. Within the Ingredient Solutions segment, sales were up 16.5 percent, primarily due to increased sales of specialty wheat starches and proteins, and commodity wheat starches (see Segment Results).

Gross profit - Gross profit for year to date ended September 30, 2021 was $146,212, an increase of 118.0 percent compared to the year-ago period. The increase was driven by an increase in gross profit in the Branded Spirits, Distillery Products, and Ingredient Solutions segments. In the Branded Spirits segment, gross profit increased by $40,010 or 2,316.7 percent. In the Distillery Products segment, gross profit increased by $37,379, or 75.0 percent. In the Ingredient Solutions segment, gross profit increased by $1,748, or 11.3 percent (see Segment Results).

SG&A expenses - SG&A expenses for year to date ended September 30, 2021 were $65,165, an increase of 129.6 percent compared to the year-ago period. The increase in SG&A expenses was driven by the assumption of Luxco’s SG&A, one-time acquisition related costs, and higher incentive compensation expense.

Operating income - Operating income for year to date ended September 30, 2021 increased to $81,047 from $38,698 for year to date period ended September 30, 2020, primarily due to an increase in gross profit in the Branded Spirits, Distillery Products, and Ingredient Solutions segments. These increases were partially offset by an increase in the above-described SG&A expenses.

Operating income, year to date versus year to date	Operating Income	Change
Operating income for year to date ended September 30, 2020	$38,698
Increase in gross profit - Branded Spirits segment(a)	40,010	103.4	pp(b)
Increase in gross profit - Distillery Products segment(a)	37,379	96.6	pp
Increase in gross profit - Ingredient Solutions segment(a)	1,748	4.5	pp
Increase in SG&A expenses	(36,788)	(95.1)	pp
Operating income for year to date ended September 30, 2021	$81,047	109.4%
(a) See segment discussion.
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for year to date ended September 30, 2021 was $18,701, for an effective tax rate of 24.0 percent. Income tax expense for the year to date ended September 30, 2020, was $8,636, for an effective tax rate of 23.1 percent. The increase in Income tax expense, year to date versus year to date, was primarily due to higher Income before income taxes, which lessened the effects of tax credits received.

Earnings per share - EPS was $2.91 for year to date ended September 30, 2021, compared to $1.68 for year to date ended September 30, 2020. EPS increased, year to date versus year to date, primarily due to an increase in operations, partially offset by an increase in shares outstanding as a result of shares issued as part of the consideration paid for the Merger.

Change in basic and diluted EPS, year to date versus year to date	Basic and Diluted EPS	Change
Basic and diluted EPS for year to date ended September 30, 2020	$1.68
Increase in operations(a)	1.92	114.3	pp(b)
Decrease in weighted average shares outstanding, excluding the Merger impacts	0.01	0.6	pp
Change in interest expense, net(a)	(0.04)	(2.4)	pp
Increase in other income (expense), net(a)	(0.03)	(1.8)	pp
Tax: Change in effective tax rate	(0.04)	(2.4)	pp
Increase in shares outstanding resulting from the Merger	(0.59)	(35.1)	pp
Basic and diluted EPS for year to date ended September 30, 2021	$2.91	73.2%
(a) Item is net of tax based on the effective tax rate for the base year (2020).
(b) Percentage points (“pp”).

SEGMENT RESULTS

Distillery Products

The following tables show selected financial information for the Distillery Products segment for the quarters ended September 30, 2021 and 2020.

	DISTILLERY PRODUCTS SALES
	Quarter Ended September 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2021	2020	$ Change	% Change
Brown goods	$42,793	$32,068	$10,725	33.4%
White goods	21,187	16,210	4,977	30.7
Premium beverage alcohol	63,980	48,278	15,702	32.5
Industrial alcohol	14,790	19,461	(4,671)	(24.0)
Food grade alcohol	78,770	67,739	11,031	16.3
Fuel grade alcohol	3,592	1,274	2,318	181.9
Distillers feed and related co-products	4,016	6,119	(2,103)	(34.4)
Warehouse services	4,666	4,041	625	15.5
Total Distillery Products	$91,044	$79,173	$11,871	15.0%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Premium beverage alcohol	32.5%	19.9%	12.6%

	Other Financial Information
	Quarter Ended September 30,		Quarter versus Quarter Increase / (Decrease)
	2021	2020	$ Change	% Change
Gross profit	$26,981	$15,918	$11,063	69.5%
Gross margin %	29.6%	20.1%		9.5	pp(d)
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
(d) Percentage points (“pp”).

Total sales of Distillery Products for the quarter ended September 30, 2021 increased by $11,871, or 15.0 percent, compared to the prior year quarter. Sales of brown goods and white goods within premium beverage alcohol, fuel grade alcohol, and warehouse services increased while industrial alcohol, and distillers feed and related co-products decreased compared to the prior year quarter. The increase in sales of brown goods, white goods and fuel grade alcohol was driven by higher sales volume and higher average selling price. These increases were offset by a decrease in sales of industrial alcohol which was driven by lower sales volume due to the discontinuing of the ICP third party sales and marketing services. The decrease in sales of distillers feed and related co-products was due to lower average selling price, partially offset by higher sales volume, both of which are results of the Dryer Fire Incident (see Note 8, Commitments and Contingencies for further details).

Gross profit increased quarter versus quarter by $11,063, or 69.5 percent. Gross margin for the quarter ended September 30, 2021 increased to 29.6 percent from 20.1 percent for the prior year quarter. The increase in gross profit was primarily due to higher sales volume and higher average selling price on brown goods. Additionally, the increase in gross profit was also due to higher average selling price on industrial alcohol, white goods and fuel grade alcohol, partially offset by higher input costs of industrial alcohol and white goods.

The following tables show selected financial information for the Distillery Products segment for the year to date ended September 30, 2021 and 2020.

	DISTILLERY PRODUCTS SALES
	Year to Date Ended September 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2021	2020	$ Change	% Change
Brown Goods	$129,600	$86,038	$43,562	50.6%
White Goods	56,049	47,922	8,127	17.0
Premium beverage alcohol	185,649	133,960	51,689	38.6
Industrial alcohol	46,896	64,032	(17,136)	(26.8)
Food grade alcohol	232,545	197,992	34,553	17.5
Fuel grade alcohol	10,862	3,970	6,892	173.6
Distillers feed and related co-products	13,660	19,889	(6,229)	(31.3)
Warehouse services	12,949	11,641	1,308	11.2
Total Distillery Products	$270,016	$233,492	$36,524	15.6%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Premium beverage alcohol	38.6%	31.1%	7.5%

	Other Financial Information
	Year to Date Ended September 30,		Year to Date versus Year to Date Increase / (Decrease)
	2021	2020	$ Change	% Change
Gross profit	$87,211	$49,832	$37,379	75.0%
Gross margin %	32.3%	21.3%		11.0	pp(d)

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
(d) Percentage points (“pp”).

Total sales of Distillery Products for year to date ended September 30, 2021 increased by $36,524, or 15.6 percent compared to the year-ago period. Sales of brown goods and white goods within premium beverage alcohol, fuel grade alcohol, and warehouse services increased while industrial alcohol, and distillers feed and related co-products decreased compared to the year-ago period. The increase in sales of brown goods, white goods and fuel grade alcohol was driven by higher sales volume and higher average selling price. These increases were partially offset by a decrease in sales of industrial alcohol which was driven by lower sales volume due to the discontinuing of the ICP third party sales and marketing services, partially offset by higher average selling price. The decrease in sales of distillers feed and related co-products was due to lower average selling price, partially offset by higher sales volume, both of which are results of the Dryer Fire Incident (see Note 8, Commitments and Contingencies for further details).

Gross profit for year to date ended September 30, 2021 increased by $37,379, or 75.0 percent compared to the year-ago period. Gross margin for year to date ended September 30, 2021 increased to 32.3 percent from 21.3 percent for the prior year period. The increase in gross profit was primarily due to higher sales volume on brown goods as well as higher average selling price on industrial alcohol, white goods and fuel grade alcohol. The increase in gross profit was partially offset by higher input costs of industrial alcohol, white goods and brown goods as well as lower average selling price on distillers feed and related co-products.

Branded Spirits

The following tables show selected financial information for the Branded Spirits segment for the quarters ended September 30, 2021 and 2020.

	BRANDED SPIRITS SALES
	Quarter Ended September 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2021	2020	$ Change	% Change
Ultra premium	$13,118	$2,365	$10,753	454.7%
Premium	6,310	72	6,238	8,663.9
Mid	17,107	—	17,107	n/a
Value	19,057	—	19,057	n/a
Other	5,969	12	5,957	49,641.7
Total Branded Spirits	$61,561	$2,449	$59,112	2,413.7%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	2,413.7%	16,253.1%	(13,839.4)%

	Other Financial Information
	Quarter Ended September 30,		Quarter versus Quarter Increase / (Decrease)
	2021	2020	$ Change	% Change
Gross profit	$23,217	$1,389	$21,828	1,571.5%
Gross margin %	37.7%	56.7%		(19.0)	pp(d)
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
(d) Percentage points (“pp”).

Total sales of Branded Spirits for the quarter ended September 30, 2021 increased by $59,112, or 2,413.7 percent compared to the prior year quarter. Sales of value, mid, ultra premium, premium, and other increased compared to the prior year quarter, primarily due to the additional brands acquired as part of the Merger.

Gross profit increased quarter versus quarter by $21,828, or 1,571.5 percent. Gross margin for the quarter ended September 30, 2021 decreased 19.0 percent to 37.7 percent from 56.7 percent for the prior year quarter. The increase in gross profit was primarily due to the additional brands acquired as part of the Merger. The decrease in gross margin was due to sales price mix, as the vast majority of the Company’s branded spirits sales pre-merger were in the ultra premium category.

The following tables show selected financial information for the Branded Spirits segment for year to date ended September 30, 2021 and 2020.

	BRANDED SPIRITS SALES
	Year to Date Ended September 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2021	2020	$ Change	% Change
Ultra Premium	$23,692	$3,049	$20,643	677.0%
Premium	12,692	243	12,449	5,123.1%
Mid	34,894	—	34,894	n/a
Value	40,001	—	40,001	n/a
Other	11,278	29	11,249	38,789.7%
Total Branded Spirits	$122,557	$3,321	$119,236	3,590.4%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	3,590.4%	22,743.4%	(19,153.0)%

	Other Financial Information
	Year to Date Ended June 30,		Year to Date versus Year to Date Increase / (Decrease)
	2021	2020	$ Change	% Change
Gross profit	$41,737	$1,727	$40,010	2,316.7%
Gross margin %	34.1%	52.0%		(17.9)	pp(d)
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
(d) Percentage points (“pp”).

Total sales of Branded Spirits for year to date ended September 30, 2021 increased by $119,236, or 3,590.4 percent compared to the year-ago period. Sales of value, mid, ultra premium, premium, and other increased compared to the year-ago period, primarily due to the additional brands acquired as part of the Merger.

Gross profit for year to date ended September 30, 2021 increased by $40,010, or 2,316.7 percent. Gross margin for year to date ended September 30, 2021 decreased 17.9 percent to 34.1 percent from 52.0 percent for the prior year. The increase in gross profit was primarily due to the additional brands acquired as part of the Merger. The decrease in gross margin was due to sales price mix, as the vast majority of the Company’s branded spirits sales pre-merger were in the ultra premium category. Gross profit was reduced during year to date ended September 30, 2021, due to a required step up in value due to purchase accounting related to the Merger. Of the purchase accounting step up, $2,529 was associated with marking the finished goods inventory to fair value, which fully flowed through in the second quarter and is not expected to recur in future periods.

Ingredient Solutions

The following tables show selected financial information for the Ingredient Solutions segment for the quarter ended September 30, 2021 and 2020.

	INGREDIENT SOLUTIONS SALES
	Quarter Ended September 30,		Quarter versus Quarter Sales Change Increase / (Decrease)
	2021	2020	$ Change	% Change
Specialty wheat starches	$12,231	$11,604	$627	5.4%
Specialty wheat proteins	8,901	7,994	907	11.4
Commodity wheat starches	2,626	1,596	1,030	64.5
Commodity wheat proteins	248	148	100	67.6
Total Ingredient Solutions	$24,006	$21,342	$2,664	12.5%

	Change in Quarter versus Quarter Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	12.5%	9.1%	3.4%

	Other Financial Information
	Quarter Ended September 30,		Quarter versus Quarter Increase / (Decrease)
	2021	2020	$ Change	% Change
Gross profit	$6,888	$5,855	$1,033	17.6%
Gross margin %	28.7%	27.4%		1.3	pp(d)

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
(d) Percentage points (“pp”).

Total Ingredient Solutions sales for quarter ended September 30, 2021 increased by $2,664, or 12.5 percent, compared to the prior year quarter. Quarter versus quarter, this increase was primarily driven by higher sales of commodity wheat starches, specialty wheat proteins and starches due to higher sales volume and higher average selling price.
Gross profit increased quarter versus quarter by $1,033, or 17.6 percent. Gross margin for the quarter ended September 30, 2021 increased to 28.7 percent from 27.4 percent for the prior year quarter. The increase in gross profit was primarily driven by higher average selling price of specialty wheat proteins and starches, and commodity wheat starches, partially offset by higher input costs for specialty wheat proteins and starches.

The following tables show selected financial information for the Ingredient Solutions segment for the year to date September 30, 2021 and 2020.

	INGREDIENT SOLUTIONS SALES
	Year to Date Ended September 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2021	2020	$ Change	% Change
Specialty wheat starches	$35,051	$30,938	$4,113	13.3%
Specialty wheat proteins	23,299	20,372	2,927	14.4
Commodity wheat starches	7,572	5,247	2,325	44.3
Commodity wheat proteins	1,378	1,236	142	11.5
Total Ingredient Solutions	$67,300	$57,793	$9,507	16.5%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	16.5%	13.0%	3.5%

	Other Financial Information
	Year to Date Ended September 30,		Year to Date versus Year to Date Increase / (Decrease)
	2021	2020	$ Change	% Change
Gross profit	$17,264	$15,516	$1,748	11.3%
Gross margin %	25.7%	26.8%		(1.1)	pp(d)

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
(d) Percentage points (“pp”).

Total Ingredient Solutions sales for year to date ended September 30, 2021 increased by $9,507, or 16.5 percent, compared to the prior year period. The increase in Ingredient Solutions sales was primarily driven by higher sales of specialty wheat starches and proteins and commodity wheat starches, primarily due to higher sales volume and higher average selling price.
Gross profit increased by $1,748, or 11.3 percent for year to date ended September 30, 2021 compared to the prior year period. Gross margin for the year to date ended September 30, 2021 decreased to 25.7 percent from 26.8 percent for the prior year period. The increase in gross profit was primarily driven by higher sales volumes and average selling price of specialty wheat starches and proteins partially offset by higher input costs.

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

Cash Flow Summary

	Year to Date Ended September 30,		Changes, year versus year Increase / (Decrease)
	2021	2020
Cash provided by operating activities	$70,785	$29,457	$41,328

Cash used in investing activities	(189,166)	(15,513)	(173,653)

Cash provided by financing activities	112,883	2,713	110,170

Effect of exchange rate changes on cash	(2)	—	(2)

Increase (decrease) in cash and cash equivalents	$(5,500)	$16,657	$(22,157)

Cash decreased $5,500 for year to date ended September 30, 2021, compared to an increase of $16,657 for year to date ended September 30, 2020, for a net decrease in cash of $22,157, period versus period.

Operating Activities. Cash provided by operating activities for year to date ended September 30, 2021 was $70,785. The cash provided by operating activities resulted primarily from net income of $59,159, adjustments for non-cash or non-operating charges of $19,149 including, depreciation and amortization, and share-based compensation as well as cash used in operating assets and liabilities of $7,523. The primary drivers of the changes in operating assets and liabilities were $7,588 use of cash related to an increase in inventories, primarily barreled distillate, $6,678 use of cash related to decrease in accounts payable, and $5,593 use of cash related to accounts receivables, net due to increased sales during the quarter as well as an increase in insurance recoveries receivable. These uses of cash were partially offset by $15,859 cash provided by accrued expenses and other primarily related to legally committed insurance recovery amounts obtained prior to contingencies related to the insurance claim being resolved.

Cash provided by operating activities for year to date ended September 30, 2020 was $29,457. The cash provided by operating activities resulted primarily from net income of $28,713, adjustments for non-cash or non-operating charges of $13,108, including depreciation and amortization and share-based compensation, partially offset by uses of cash due to changes in operating assets and liabilities of $12,364. The primary drivers of the changes in operating assets and liabilities were $11,683 use of cash related to an increase in accounts receivables, net due to timing of customer payments as well as increased sales during the year, $5,673 use of cash related to an increase in inventories, primarily barreled distillate, and $2,032 use of cash related to an increase in prepaid expenses due to an increase in prepaid insurance and vendor deposits. These uses of cash were partially offset by $5,647 cash provided by accrued expenses primarily related to incentive compensation expenses and $2,057 cash provided by accounts payable related to the timing cash disbursements.

Investing Activities. Cash used in investing activities for year to date ended September 30, 2021 was $189,166, which primarily resulted from $149,613 related to the Merger of Luxco and additions to property, plant and equipment of $37,257 (see Capital Spending). Cash used in investing activities for year to date ended September 30, 2020 was $15,513, which resulted from additions to property, plant and equipment of $13,507 (see Capital Spending) and an increase related to the acquisition of a business of $2,750, partially offset by proceeds from sale of property of $688.

Capital Spending. We manage capital spending to support our business growth plans. Investments in property, plant and equipment were $37,257 and $13,507 for year to date ended September 30, 2021 and 2020, respectively. Adjusted for the change in capital expenditures in accounts payable for year to date ended September 30, 2021 and 2020, of $(3,375) and $(2,654), respectively, total capital expenditures were $33,882 and $10,853, respectively.

We expect approximately $51,500 in capital expenditures in 2021, excluding any insurance recoveries. Of the $51,500 expected capital expenditures $31,400 is allocated for the replacement of the feed dryer system. The remainder is for facility improvement and expansion, facility sustenance projects, and environmental health and safety projects.

Financing Activities. Cash provided by financing activities for year to date ended September 30, 2021 was $112,883, due to net proceeds from debt of $208,521 (see Long-Term and Short-Term Debt), partially offset by $87,509 payment on assumed debt as part of the Merger, payments of dividends and dividend equivalents of $7,362 (see Dividends and Dividend Equivalents) and purchases of treasury stock of $767 (see Treasury Purchases and Share Repurchases).

Cash provided by financing activities for year to date ended September 30, 2020 was $2,713, primarily due to net proceeds from debt of $13,252 (See Long-Term and Short-Term Debt), payments of dividends and dividend equivalents of $6,144 (see Dividends and Dividend Equivalents) and purchases of treasury stock of $4,395 (see Treasury Purchases and Share Repurchases).

Treasury Purchases. 38,059 RSUs vested and converted to common shares for employees during year to date ended September 30, 2021, of which we withheld and purchased for treasury 11,885 shares valued at $767 to cover payment of associated withholding taxes.

30,404 RSUs vested and converted to common shares for employees during year to date ended September 30, 2020, of which we withheld and purchased for treasury 10,051 shares valued at $342 to cover payment of associated withholding taxes.

Share Repurchases. On February 25, 2019, our Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019, through February 27, 2022. Under the share repurchase program, we can repurchase stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. This share repurchase program may be modified, suspended, or terminated by us at any time without prior notice. The Company did not repurchase any shares during the year to date ended September 30, 2021 and has $20,947 remaining under the share repurchase plan.

During year to date ended September 30, 2020, we repurchased approximately 159,104 shares of MGP Common Stock for $4,053.

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared	Paid	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2021
February 23, 2021	March 12, 2021	March 26, 2021	$0.12	$0.12	$2,033	$19	$2,052
May 3, 2021	May 21, 2021	June 4, 2021	0.12	0.12	2,635	20	2,655
August 2, 2021	August 20, 2021	September 3, 2021	0.12	0.12	2,635	20	2,655
			$0.36	$0.36	$7,303	$59	$7,362

2020
February 24, 2020	March 13, 2020	March 27, 2020	$0.12	$0.12	$2,047	$13	$2,060
April 28, 2020	May 22, 2020	June 5, 2020	0.12	0.12	2,027	14	2,041
July 28, 2020	August 21, 2020	September 4, 2020	0.12	0.12	2,029	14	2,043
			$0.36	$0.36	$6,103	$41	$6,144
(a) Dividend equivalent payments on unvested participating securities.
(b) Includes estimated forfeitures.

On November 1, 2021, our Board of Directors declared a quarterly dividend payable to stockholders of record as of November 19, 2021, of the Company’s Common Stock, and a dividend equivalent payable to holders of certain RSUs as of November 19, 2021, of $0.12 per share and per unit, payable on December 3, 2021.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development and share repurchase activities) and the overall cost of capital. Total debt was $247,677 (net of unamortized loan fees of $1,733) at September 30, 2021, and $39,871 (net of unamortized loan fees of $129) at December 31, 2020.

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

Our principal sources of cash are product sales and borrowing on our Credit Agreement and Note Purchase Agreement. Under our Credit Agreement and Note Purchase Agreement, we must meet certain financial covenants and restrictions, and at September 30, 2021, we met those covenants and restrictions.

At September 30, 2021, our current assets exceeded our current liabilities by $265,430, largely due to our inventories, at cost, of $239,312. At September 30, 2021, our cash balance was $16,162 and we have used our Credit Agreement and Note Purchase Agreement for liquidity purposes, with $190,000 remaining for additional borrowings. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs. While we currently believe we are well positioned with our credit agreement, we will continue to monitor the impact of the COVID-19 pandemic on our operations and liquidity needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments and dividend payments. In addition, we have strong operating results such that financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

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

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at September 30, 2021, a 100 basis point increase over the non-default rates actually in effect at such date would increase our interest expense on an annualized basis by $2,235. Based on weighted average outstanding fixed-rate borrowings at September 30, 2021, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $1,385, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $1,454.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the quarter ended September 30, 2021, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. On April 1, 2021, we completed the acquisition of Luxco, Inc. and its affiliated companies (“Luxco”). We are currently integrating Luxco into our operations and internal control processes and, pursuant to the Securities and Exchange Commission staff interpretative guidance that assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of our internal controls over financial reporting at September 30, 2021 does not include Luxco.

Changes in Internal Controls. Except for internal controls related to integration activities associated with our acquisition of Luxco, there were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2020, and Note 8 to this Report on Form 10-Q for information on certain proceedings to which we are subject.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended September 30, 2021.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased		(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 through July 31, 2021	12	(a)	$66.16	$—	$20,947,113	(b)
August 1, 2021 through August 31, 2021	—	(a)	$—	$—	$20,947,113	(b)
September 1, 2021 through September 30, 2021	8	(a)	$61.55	$—	$20,947,113	(b)
Total	20			$—

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
10.1
Notice of Shelf Notes Upsize Authorization dated July 29, 2021 between PGIM, Inc. and MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed August 4, 2021 (File number 000-17196))

*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2021, and December 31, 2020, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (v) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

MGP INGREDIENTS, INC.

Date:	November 3, 2021	By	/s/ David J. Colo
David J. Colo, President and Chief Executive Officer

Date:	November 3, 2021	By	/s/ Brandon M. Gall
Brandon M. Gall, Vice President, Finance and Chief Financial Officer