Form 10-K
period 2021-12-31
MGP INGREDIENTS INC
filed 2022-02-24
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2021
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported by NASDAQ on June 30, 2021, was $880,067,784.

The number of shares of the registrant’s common stock, no par value (“Common Stock”) outstanding as of February 18, 2022 was 21,965,451.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

(1)Portions of the MGP Ingredients, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2022 are incorporated by reference into Part III of this report to the extent set forth herein.

CONTENTS PAGE

The calculation of the aggregate market value of the Common Stock held by non-affiliates is based on the assumption that affiliates include directors and executive officers. Such assumption does not constitute an admission by the Company or any director or executive officer that any director or executive officer is an affiliate of the Company.

PART I

ITEM 1.  BUSINESS

MGP Ingredients, Inc. was incorporated in 2011 in Kansas, continuing a business originally founded by Cloud L. Cray, Sr. in Atchison, Kansas in 1941. As used herein, the term “MGP,” “Company,” “we,” “our,” or “us” refers to MGP Ingredients, Inc. and its subsidiaries unless the context indicates otherwise. In this document, for any references to Note 1 through Note 16 refer to the Notes to Consolidated Financial Statements in Item 8.

AVAILABLE INFORMATION

We make available through our website (www.mgpingredients.com) under “For Investors,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, special reports and other information, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission (“SEC”).

The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company. The address of the SEC site is http://www.sec.gov.

METHOD OF PRESENTATION

All amounts in this report, except for shares, par values, bushels, gallons, pounds, mmbtu, proof gallons, 9-liter cases, per share, per bushel, per gallon, per proof gallon, per 9-liter case, and percentage amounts are shown in thousands, unless otherwise noted.

GENERAL INFORMATION

MGP is a leading producer and supplier of premium distilled spirits, branded spirits and food ingredients. Distilled spirits include premium bourbon and rye whiskeys and grain neutral spirits (“GNS”), including vodka and gin. Our distilled spirits are either packaged and sold under our own brands to distributors, sold directly or indirectly to manufacturers of other branded spirits, or direct to consumers. MGP is also a top producer of high quality industrial alcohol for use in both food and non-food applications. The Company’s protein and starch food ingredients provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. Our industrial alcohol and ingredients products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries.

Mission Statement

Our mission is to secure our future by consistently delivering superior financial results by more fully participating in all levels of the alcohol and food ingredients segments for the betterment of our shareholders, employees, partners, consumers, and communities.

Recent Developments

Merger with Luxco, Inc. On January 22, 2021, we entered into an Agreement and Plan of Merger to acquire Luxco, Inc. and its affiliates (“Luxco”) and subsequently completed the merger on April 1, 2021 (“the Merger”). Luxco is a leading branded beverage alcohol company across various categories, with a more than 60-year business heritage. Luxco’s operations involve the producing, importing, bottling and rectifying of distilled spirits.

INFORMATION ABOUT SEGMENTS

As a result of the merger with Luxco, during 2021, we established a new reportable segment structure that separates the Branded Spirits from the Distillery Products segment. The Ingredient Solutions segment remains unchanged. The new segment presentation reflects how management is now operating the business and making resource allocations. We report three operating segments; Distillery Products, Branded Spirits and Ingredient Solutions.

Distillery Products Segment. We process corn and other grains (including rye, barley, wheat, barley malt, and milo) into food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry), fuel grade alcohol, and corn oil. We also provide warehouse services, including barrel put away, barrel storage, and barrel retrieval services, as well as blending services. We have certain contracts with customers to supply distilled products (or “distillate”), as well as certain contracts with customers to provide barreling and warehousing services.  Contracts with customers may be monthly, annual, or multi-year in term with periodic reviews of pricing.  Sales of co-products are primarily made on the spot market. During 2021, our five largest Distillery Products customers, combined, accounted for 14.2 percent of our consolidated sales.

Food Grade Alcohol - The majority of our distillery capacities are dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications.

Food grade alcohol sold for beverage applications, premium beverage alcohol, consists primarily of premium bourbon and rye whiskeys (“brown goods”) and GNS, including vodka and gin (“white goods”).  Our premium bourbon is created by distilling grains, primarily corn. Our whiskey is made from fermented grain mash, including rye and corn. Our whiskeys are sold as aged and unaged distillate, which may be further aged by our customers or warehoused at our facilities, and are sold at various proof concentrations. Our GNS is sold in bulk quantities at various proof concentrations. Our gin is primarily created by redistilling GNS together with proprietary formulations of botanicals or botanical oils.

Food grade industrial alcohol is used as an ingredient in foods (e.g., vinegar and food flavorings), personal care products (e.g., hair sprays and hand sanitizers), cleaning solutions, pharmaceuticals, and a variety of other products.  We sell food grade industrial alcohol in tank truck or rail car quantities direct to a number of industrial processing customers.

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

Distillers Feed and related Co-Products - The bulk alcohol co-products sales include distillers feed and corn oil. Distillers feed is principally derived from the mash from alcohol processing operations.  The mash is dried and sold primarily to processors of animal feed as a high protein additive.  In addition, we produce corn oil as a value added co-product through a corn oil extraction process at our Atchison facility.

Warehouse Services - Customers who purchase barreled distillate may, and in most cases do, also enter into separate warehouse service agreements with us for the storage of product for aging. Services under warehouse agreements include barrel put away, barrel storage, and barrel retrieval, as well as blending services.

Branded Spirits Segment. Our Branded Spirits segment consists primarily of producing, importing, bottling and rectifying of distilled spirits through our distilleries and bottling facilities. Contracts with customers are generally in the form of purchase orders. MGP’s branded spirits include a wide spectrum of brands across numerous segments. During 2021, our five largest Branded Spirits customers, combined, accounted for 16.5 percent of our consolidated sales.

Ultra Premium - Ultra Premium includes brands such as Yellowstone® Select Kentucky Straight Bourbon Whiskey, George Remus® Straight Bourbon Whiskey, Blood Oath Bourbon, Minor Case® Straight Rye Whiskey, Rossville Union® Straight Rye Whiskey, Green Hat® Gin, Rebel® 10 Year Single Barrel Kentucky Straight Bourbon Whiskey, and Old Ezra Brooks® 7 Year Kentucky Straight Bourbon Whiskey.

Premium - Premium branded spirits includes brands such as Everclear®, The Quiet Man Irish Whiskey, Ezra Brooks® 99 Proof Kentucky Straight Bourbon Whiskey, and Rebel® 100 Proof Kentucky Straight Bourbon Whiskey. Additionally, Premium includes El Mayor Tequila and Dos Primostm Tequila which is produced with our Joint Ventures; DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S.de R.L. de C.V. (“Agricola”) (combined “LMX”).

Mid - Mid includes brands such as Saint Brendan’s® Irish Cream Liqueur, Pearl® Vodka, Ezra Brooks® 90 Proof Kentucky Straight Bourbon Whiskey, Rebel® 80 Proof Kentucky Straight Bourbon Whiskey and Lord Calvert® Canadian Whiskey. Additionally, Mid includes Exotico® Tequila, which is produced by our joint venture, LMX.

Value - Value includes brands such as Arrow® Cordials, Canada House Canadian Whiskey, and Lady Bligh® Rum. Additionally, Value includes Juarez Group, which is produced by our joint venture, LMX.

Other - Other includes contract bottling, private and control label products, and retail sales. Contract bottling is a service provided to a customer to process, bottle and distribute spirits for brands not owned by the Company. Private label products are distilled, processed, bottled, and distributed by MGP for sales under another company’s brand. Control label sales are similar to private label, but MGP owns and controls the brand name and enters into sales agreements with certain customers to allow them to exclusively sell a branded spirit. We operate retail locations at three of our distilleries, including Limestone Branch Distillery in Lebanon, Kentucky, Lux Row Distillers in Bardstown, Kentucky, and Green Hat Gin Distillery in Washington D.C.

Ingredient Solutions Segment. Our Ingredient Solutions segment consists primarily of specialty wheat starches, specialty wheat proteins, commodity wheat starches, and commodity wheat proteins. Contracts with Ingredient Solutions customers are generally price, volume, and term agreements, which are fixed-term contracts, with very few agreements longer than 12 months in duration. In effort to best serve our customers and maximize returns to shareholders, we have strategically been migrating our sales towards higher price, higher margin specialty wheat products. During 2021, our five largest Ingredient Solutions customers, combined, accounted for 9.9 percent of our consolidated sales.

Specialty Wheat Starches - Wheat starch is the carbohydrate-bearing portion of wheat flour.  We produce a premium wheat starch powder by extracting the starch from the starch slurry. We use proprietary processing steps to purify and clean impurities from the starch, and then dry the starch using spray, flash, or drum dryers.

A substantial portion of our premium wheat starch is processed to produce certain unique specialty wheat starches designed for special applications.  We sell our specialty wheat starches on a global basis, primarily to food processors and distributors.

We primarily market our specialty wheat starches under the trademarks Fibersym® Resistant Starch series, and FiberRite® RW Resistant Starch. These flagship brands are FDA approved dietary fibers and are useful in creating lower net carb baked goods for many industrial bakers and pasta makers. Our other specialty starches are used primarily for food applications to improve their nutritional profile, appearance, texture, tenderness, taste, palatability, cooking temperature, stability, viscosity, binding, and freeze-thaw characteristics.  Important physical properties contributed by specialty wheat starch include whiteness, clean flavor, viscosity, and texture.  For example, our starches improve the taste and texture of cream puffs, éclairs, puddings, frostings, pie fillings, breading, and batters, and can also improve the taste of angel food cakes. Our other starch ingredients will improve the viscosity of soups, sauces, and gravies. Additionally, these specialty starches will improve the freeze-thaw stability and shelf life of fruit pies and other frozen foods as well as support moisture retention in microwavable foods.

Our wheat starches, as a whole, generally compete primarily with cornstarch, which dominates the United States starch market.  Additionally, our wheat starches compete with potato and tapioca. However, the unique characteristics of our specialty wheat starches provide a number of advantages over other starches for certain functionality in baking and pasta end uses.

Specialty Wheat Proteins - We have developed a number of specialty wheat proteins for food applications. Specialty wheat proteins are created from vital wheat gluten through a variety of proprietary processes which change its molecular structure.  Specialty wheat proteins for food applications include the products Arise® and Proterra®.

We produce clean label ingredients under our Arise® line of wheat protein isolates. Along with Arise® 8000, this series includes Arise® 8100 and Arise® 8200. Each of these ingredients is also Non-Genetically Modified Organism (“Non-GMO”) Project Verified. We also offer a Non-GMO Project Verified food ingredients portfolio of Proterra® 1000, Proterra® 2000, and plant protein combinations textured and ready for meat replacement applications. Additionally, we offer gluten-free textured pea proteins within the Proterra® portfolio of products.

Our specialty wheat proteins generally compete with other ingredients and modified proteins having similar characteristics, primarily soy proteins and other wheat proteins, with differentiation being based on factors such as functionality, price, and, in the case of food applications, flavor.

Commodity Wheat Starches - As is the case with value added wheat starches, our commodity wheat starches have both food and non-food applications, but such applications are more limited than those of value added wheat starches. These are clean label starches and are minimally processed. They have a simple and clean ingredient declaration, which is a benefit for food formulators.  Commodity wheat starches compete primarily with other commodity starches, corn starches and tapioca. Market place prices generally track the fluctuations in the overall starch market in this category. However, wheat starch has unique funtions in wheat based food formulations and provide for a cleaner more neutral flavor profile in finished goods.

Commodity Wheat Proteins - Commodity wheat protein, or vital wheat gluten, is a free-flowing light tan powder which contains approximately 75 percent protein.  When we process wheat flour to derive starch, we also derive vital wheat gluten.  Vital wheat gluten is added by bakeries and food processors to baked goods, such as breads, and to pet foods, cereals, processed meats, and fish and poultry to improve the nutritional content, texture, strength, shape, and volume of the product.  The neutral flavor and color of vital wheat gluten also enhances the flavor and color of certain foods.  The cohesiveness and elasticity of the gluten enables the dough in wheat and other high protein breads to rise and to support added ingredients, such as whole cracked grains, raisins and fibers.  This allows bakers to make an array of different breads by varying the gluten content of the dough.  Vital wheat gluten is also added to white breads, hot dog buns, and hamburger buns to improve the strength and cohesiveness of the product. Additionally, our wheat gluten is being used in more vegan and vegetarian food options than in years past. This wheat protein is also the starter material used to create our textured wheat product line branded under Proterra®.

COMPETITIVE CONDITION
While we believe that the overall market environment offers considerable growth opportunities for us in 2022 and beyond, the markets in which our products are sold are competitive. Our products compete against similar products of many large and small companies. In our Distillery Products segment, competition is based primarily on product innovation, product characteristics, functionality, price, service, and quality factors, such as flavor. In our Branded Spirits segment, competition is based primarily on product innovation, price, brand recognition, and quality factors, such as flavor. In our Ingredient Solutions segment, competition is based primarily on product innovation, product characteristics, price, name, color, flavor, or other properties that affect how the ingredient is being used.

PATENTS, TRADEMARKS, AND LICENSES

We are involved in a number of patent-related activities, primarily within our Ingredient Solutions segment.  We have filed patent applications to protect a range of inventions made in our research and development efforts, including inventions relating to applications for our products. We have trade names on the majority of the brands we produce within our Branded Spirits segment. We believe our trade names are critical to the success of the brands we produce and the marketing of those products. Some of these patents or licenses cover significant product formulation and processes used to manufacture our products.

SEASONALITY

Sales for some of our products, including brown goods and branded spirits, can fluctuate from period to period due to the inherent demands and timing of our customers and consumer needs. Within our diversified Branded Spirits portfolio, there are certain product lines, limited offerings and categories that experience higher demand certain periods throughout the year. However, our sales, on average, are generally not seasonal.

TRANSPORTATION

Historically, our output has been transported to customers by truck and rail, most of which is provided by common carriers. We use third party transportation companies to help us manage truck and rail carriers who deliver our products to our North American customers as well as overseas shipments to our international customers.

RAW MATERIALS AND PACKAGING MATERIALS

Our principal Distillery Products segment raw materials, or input costs, are corn and other grains (including rye, barley, wheat, barley malt, and milo), which are processed into food grade alcohol and distillery co-products consisting of distillers feed, fuel grade alcohol, and corn oil. Our principal Branded Spirits segment raw materials, or input costs, include corn and other grains (including rye, barley, wheat, barley malt, and milo), agave, and flavoring. Our principal Ingredient Solutions segment raw material is wheat flour, which is processed into starches and proteins.  The cost of grain and wheat flour has, at times, been subject to substantial fluctuation.

Our principal packaging material for our Distillery Products segment is oak barrels. Both new and used barrels are utilized for the aging of premium bourbon and rye whiskeys. We purchase oak barrels from multiple suppliers and some customers supply their own barrels. Our packaging for our Branded Spirits segment includes oak barrels, glass bottles, labels, aluminum cans and cartons.

ENERGY

Natural gas is an input cost used to operate boilers to make steam heat.  We procure natural gas for our facilities in the open market from various suppliers.  We have a risk management program whereby we may purchase contracts for delivery of natural gas into the future at negotiated prices based on several factors, or we can purchase futures contracts on the exchange.  Historically, prices of natural gas have been higher in the late fall and winter months than during other periods.

HUMAN CAPITAL

As of December 31, 2021, we had a total of 672 employees.  A collective bargaining agreement, covering 107 employees at the Atchison facility, expires on August 31, 2024.  A collective bargaining agreement, covering 67 employees at the Lawrenceburg facility, expires on December 31, 2022.  A collective bargaining agreement, covering 69 employees at the St. Louis facility, expires on February 29, 2024. We have not experienced any recent work stoppages, and we consider our relationship with our employees to be good.

We believe our employees are key to achieving our business objectives. Our key human capital measures include employee safety, turnover, absenteeism and productivity. We frequently benchmark our compensation practices and benefit programs against those of comparable industries and in the geographic areas where our facilities are located. We believe that our compensation and employee benefits are competitive and allow us to attract and retain skilled and unskilled labor throughout our organization. Our notable health, welfare and retirement benefits include:

•Company subsidized health insurance
•401(k) Plan with Company matching contributions
•Tuition assistance program
•Paid time off

Employee safety is one of our top priorities. We develop and administer company-wide policies designed to ensure the safety of each team member and compliance with Occupational Safety and Health Administration (“OSHA”) standards. This includes a program called “Safety Up,” which promotes safety from the plant floor up and includes employee-led safety meetings, training and assessments, and weekly safety audits. Throughout the COVID-19 pandemic we were deemed an essential employer and continued to operate with COVID-19 prevention protocols in place to minimize the risk of the spread of COVID-19 in our workplaces. Many of our administrative staff were encouraged or required to work from home. These protocols remain in place and will continue so long as the pandemic continues.

Our Company strives for workforce retention. We have programs for continuing education and also provide tuition reimbursement. New and open positions are posted for our current workforce to apply for and internal promotions are encouraged.

We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment. Our employees have multiple avenues available through which inappropriate behavior can be reported, including a confidential hotline. Our policies require all reports of inappropriate behavior to be promptly investigated with appropriate action taken.

REGULATION

We are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public health and the environment.  Our operations are also subject to regulation by various federal agencies, including the Alcohol and Tobacco Tax Trade Bureau (“TTB”), OSHA, the Food and Drug Administration (“FDA”), the United States Environmental Protection Agency (“EPA”), and by various state and local authorities.  Such laws and regulations cover virtually every aspect of our operations, including production and storage facilities, distillation and maturation requirements, importing ingredients, distribution of beverage alcohol products, marketing, pricing, labeling, packaging, advertising, water usage, waste water discharge, disposal of hazardous wastes and emissions, and other matters. In addition, beverage alcohol products are subject to customs, duties or excise taxation in many countries, including taxation at the federal, state, and local level in the United States.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our officers as of December 31, 2021 and their ages as of February 24, 2022:

Name	Age	Principal Occupation and Business Experience
David J. Colo	59	President and Chief Executive Officer for the Company since May 2020 and member of the Board of Directors for the Company since August 2015. President, Chief Executive Officer and director of SunOpta from February 2017 to February 2019. Executive Vice President and Chief Operating Officer of Diamond Foods, Inc. from 2013 to March 2016. Executive Vice President of Global Operations and Supply Chain for Diamond Foods, Inc. from 2012 to 2013.
Brandon M. Gall	40	Vice President, Finance and Chief Financial Officer for the Company since April 2019. Corporate Controller for the Company from June 2018 to March 2019. Director of Supply Chain and New Business Development Finance for the Company from May 2014 to May 2018. Director of Financial Planning and Analysis for the Company from January 2012 to April 2014.
Stephen J. Glaser	61	Vice President, Production and Engineering for the Company since October 2015. Corporate Director of Operations for the Company from January 2014 to October 2015. Plant Manager for the Company of the Atchison facility from May 2011 to December 2013.
David E. Dykstra	58	Vice President, Alcohol Sales and Marketing for the Company since 2009.
Michael R. Buttshaw	59	Vice President, Ingredient Sales and Marketing for the Company since December 2014. Vice President of Sales for the ingredient group at Southeastern Mills, Inc. from October 2010 to November 2014.
David Bratcher	54	Chief Operating Officer for the Company since July 2021 and President of Branded Spirits for the Company since the merger with Luxco on April 2021. President of Luxco, Inc. from 2013 to April 2021.

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

Our customers store a substantial amount of barreled inventory of aged premium bourbon and rye whiskeys at our Lawrenceburg facility and our nearby warehouses in Williamstown, Kentucky and Sunman, Indiana. If a catastrophic event were to occur at our Lawrenceburg facility or our warehouses, our customers’ business could be adversely affected. The loss of a significant amount of aged inventory at these facilities through fire, natural disaster, or otherwise could result in customer claims against us, liability for customer losses, and a reduction of warehouse services revenue.

We also store a substantial amount of our own inventory of aged premium bourbon and rye whiskeys at our Lawrenceburg facility and our nearby warehouses, at our Lux Row facility in Bardstown, KY, and at the facilities of certain third party producers. If a catastrophic event were to occur at any of these locations, our business, financial condition, or results of operations could be adversely affected. The loss of a significant amount of our aged inventory at these facilities through fire, natural disaster, or otherwise, could result in a reduction in supply of the affected product or products and could affect our long- term performance of any affected brands.

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

We have signed supply agreements for our grain supply (primarily corn) and wheat flour. The Company also procures some textured wheat proteins through a third-party toll manufacturer in the United States. Additionally, the Company procures barrels, glass, and bottle closures from third-party vendors. If any of these companies encounters an operational or financial issue, or otherwise cannot meet our supply demands, it could lead to an interruption in supply to us and/or higher prices than those we have negotiated or than are available in the market at the time, and in turn, have a material adverse effect on our business, financial condition, or results of operations.

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

As of December 31, 2021, approximately 243 of our 672 employees were members of a union. Although our relations with our three unions are stable, there is no assurance that we will not experience work disruptions or stoppages in the future, which could have a material adverse effect on our business, financial condition, or results of operations and could adversely affect our relationships with our customers.

If we were to lose any of our key management personnel, we may not be able to fully implement our strategic plan, and our system of internal controls could be impacted.

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

Our credit arrangements (Note 6, Corporate Borrowings ) contain a number of financial and other covenants that include provisions which require us, in certain circumstances, to meet certain financial tests. These covenants could hinder our ability to operate and could reduce our profitability. The lender may also terminate or accelerate our obligations under our credit arrangements upon the occurrence of various events in addition to payment defaults and other breaches. Any acceleration of our debt or termination of our credit arrangements would negatively impact our overall liquidity and might require us to take other actions to preserve any remaining liquidity. Although we anticipate that we will be able to meet the covenants in our credit arrangements, there can be no assurance that we will do so, as there are a number of external factors that affect our operations over which we have little or no control, that could have a material adverse effect on our business, financial condition, or results of operations.

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

Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S. The U.S. has imposed tariffs on imports from several countries, including those in the European Union. In response, the European Union has proposed or implemented their own tariffs on certain products including ours and our customers’. Such retaliatory tariffs continue to remain in place and other countries may implement similar tariffs in the future. Any further deterioration of economic relations between the U.S. and other countries or any increase in existing tariffs or the imposition of additional tariffs could result in an increase in the price of our and our customer’s products in those countries and could prompt consumers in those countries to seek alternative products and could potentially impact our financial performance and results of operations.
A failure of one or more of our key information technology (“IT”) systems, networks, processes, associated sites, or service providers could have a negative impact on our business.

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

Part of our strategic business plan is to grow our business through acquisitions, and we continue to evaluate and engage in discussions concerning potential acquisition opportunities, some of which could be material. For example, in April 2021 we acquired Luxco, Inc. and its affiliated companies (together referred to as “Luxco” and the merger as the “Luxco Merger”). Failure to successfully integrate or otherwise realize the anticipated benefits of the Luxco Merger or other acquisitions could adversely impact our long-term competitiveness and profitability. The integration of any acquisition will involve a number of risks that could harm our financial condition, results of operations and competitive position. In particular:
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

Our ability to grow through the acquisition of additional brands is also dependent upon identifying acceptable acquisition targets and opportunities, our ability to consummate prospective transactions on favorable terms, or at all, and the availability of capital to complete the necessary acquisition arrangements. We intend to finance our brand acquisitions through a combination of our available cash resources, third-party financing and, in appropriate circumstances, the further issuance of equity and/or debt securities. The issuance of our Common Stock or securities convertible into our Common Stock to fund an acquisition could substantially dilute the ownership percentage of our current stockholders. For example, in connection with the Luxco Merger we issued approximately 5.0 million shares of Common Stock. In addition, shares issued in connection with future acquisitions could be publicly tradable, which could result in a material decrease in the market price of our Common Stock.

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

The extent of the impact on the Company’s business, financial condition, and results of operations is dependent on the length and severity of the pandemic. Vaccines to prevent COVID-19 were approved by health agencies in the U.S. and other countries in which the Company operates, which began to be administered near the end of calendar year 2020. Distribution of the vaccines has been slower than anticipated. In addition, new strains of the virus appear to have increased transmissibility, which could complicate treatment and vaccination programs. The COVID-19 pandemic is an unprecedented situation and the Company’s understanding of and response to its impacts is changing and evolving. The additional risk factors identified here are based upon information known at this time. The COVID-19 pandemic may adversely impact the Company’s business, financial condition, and results of operations in one or more ways not identified to date.

RISKS SPECIFIC TO OUR DISTILLERY PRODUCTS AND BRANDED SPIRITS SEGMENTS

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
•product innovations;
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

Our products are sold in more than 48 countries; accordingly, we are subject to risks associated with doing business internationally, including commercial, political, and financial risks. In addition, we are subject to potential business disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; and health pandemics (such as COVID-19). If shipments of our products to our international markets were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our financial results.

Failure to comply with anti-corruption laws, trade sanctions and restrictions, or similar laws or regulations may have a material adverse effect on our business and financial results.

We market and sell our products in over 48 countries. Some of the countries where we do business have a higher risk of corruption than others. While we are committed to doing business in accordance with applicable anti-corruption laws, trade sanctions and restrictions, and other similar laws and regulations, along with our Code of Conduct and our other policies, we remain subject to the risk that an employee, or one of our business partners, may take action determined to be in violation of international trade, money laundering, anti-corruption, or other laws, sanctions, or regulations, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, or equivalent local laws. Because the COVID-19 pandemic has so negatively impacted local economies, government intervention in local economies and businesses has increased, which in turn can create elevated risk and opportunity for corruption. Any determination that our operations or activities are not in compliance with applicable laws or regulations, particularly those related to anti-corruption and international trade, could result in investigations, interruption of business, loss of business partner relationships, suspension or termination of licenses and permits (our own or those of our partners), imposition of fines, legal or equitable sanctions, negative publicity, and management distraction. Any press coverage associated with misconduct under these laws and regulations, even if unwarranted or baseless, could damage our reputation and sales. Further, our continued compliance with applicable anti-corruption or other laws or regulations, our Code of Conduct and our other policies could result in higher operating costs.

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

Our strategic plan for our Ingredient Solutions segment includes focusing our efforts on the sale of specialty proteins and starches to targeted domestic consumer packaged goods customers. Our major focus is directed at food ingredients, which are primarily used in foods that are developed to address consumers’ desire for healthier and more convenient products; these consist of dietary fiber, wheat protein isolates and concentrates, and textured wheat proteins. The bulk of our applications, technology, and research and development efforts are dedicated to providing customers with specialty ingredient solutions that deliver nutritional benefits, as well as desired functional and sensory qualities to their products. Our business, financial condition, and results of operations could be materially adversely affected if our customers were to reduce their new product development (“NPD”) activities or cease using our unique dietary fibers, starches, and proteins in their NPD efforts.

Adverse public opinion about any of our specialty ingredients could reduce demand for our products.

Consumer preferences with respect to our specialty ingredients might change. In fact, in recent years, we have noticed shifting consumer preferences and media attention directed to gluten, gluten intolerance, and “clean label” products. Shifting consumer preferences could decrease demand for our specialty ingredients. This could, in turn, significantly decrease our revenues and revenue growth, which could have a material adverse effect on our business, financial condition, and results of operations.

RISKS RELATED TO OUR COMMON STOCK

Common Stockholders have limited rights under our Articles of Incorporation.

Under our Articles of Incorporation, holders of our Preferred Stock are entitled to elect five of our nine directors and only holders of our Preferred Stock are entitled to vote with respect to a merger, dissolution, lease, exchange or sale of substantially all of our assets, or on an amendment to the Articles of Incorporation, unless such action would increase or decrease the authorized shares or par value of the Common or Preferred Stock, or change the powers, preferences or special rights of the Common or Preferred Stock so as to affect the holders of Common Stock adversely. Generally, the Common Stock and Preferred Stock vote as separate classes on all other matters requiring stockholder approval. The majority of the outstanding shares of our Preferred Stock is beneficially owned by one individual, who is effectively in control of the election of five of our nine directors under our Articles of Incorporation. We have various mechanisms in place to discourage takeover attempts, which may reduce or eliminate our stockholders’ ability to sell their shares for a premium in a change of control transaction.

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
ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of February 24, 2022, our material properties include:

Location		Principal Activities	Segment
United States:
Atchison, Kansas		Grain processing, distillery, warehousing, research and quality control laboratories, office space, and a technical innovation center	Distillery Products, Ingredient Solutions, and Corporate
Lenexa, Kansas	(a)	Office space	Corporate
Lawrenceburg and Greendale, Indiana		Distillery, warehousing, tank farm, quality control laboratory, and research and development	Distillery Products
Sunman, Indiana		Warehousing facility	Distillery Products
Williamstown, Kentucky		Warehousing facility	Distillery Products
Lebanon, Kentucky		Distillery, office space, and retail location	Branded Spirits
Bardstown, Kentucky		Distillery, office space, retail location, and warehousing facility	Branded Spirits
St. Louis, Missouri	(a)	Bottling facility, warehousing facility, office space and fulfillment center	Branded Spirits, and Corporate
Cleveland, Ohio		Bottling facility and office space	Branded Spirits
Washington, D.C.		Distillery, office space, and retail location	Branded Spirits
International:
Arandas, Mexico	(b)	Distillery, office space, retail location	Branded Spirits
Londonderry, Northern Ireland		Bottling and blending facility and office space	Branded Spirits
(a) Facility is leased
(b) This property is owned and operated by our joint venture, LMX

These facilities are generally in good operating condition and are generally suitable for the business activity conducted therein. All of our owned properties are subject to mortgages in favor of one or more of our lenders.  We also own or lease transportation equipment and facilities and a gas pipeline.

ITEM 3.  LEGAL PROCEEDINGS

The Company is, from time to time, a party to legal or regulatory proceedings arising in the ordinary course of its business. The discussion regarding litigation in Note 10, Commitments and Contingencies, included elsewhere in this report is incorporated herein by reference.
In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These liabilities are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case or proceeding.
ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Equity compensation plan information is incorporated by reference from Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document, should be considered an integral part of Item 5. Our Common Stock is traded on the NASDAQ Global Select Market under the ticker symbol MGPI.  As of February 18, 2022, there were approximately 334 holders of record of our Common Stock. According to reports received from NASDAQ, the average daily trading volume of our Common Stock (excluding block trades) ranged from 20,400 to 473,800 shares during the year ended December 31, 2021.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return of our Common Stock for the five year period ended December 31, 2021, against the cumulative total return of the S&P 500 Stock Index (broad market comparison), Russell 3000 (broad market comparison), and Russell 2000 - Consumer Staples (line of business comparison). The graph assumes $100 (one hundred dollars) was invested on December 31, 2016, and that all dividends were reinvested.

Comparison of Five-Year Cumulative Total Shareholder Return

300
250
200
150
100
50
0
Index Value
2016
2017
2018
2019
2020
2021
Period Ending
MGPI
S&P 500
Russell 3000
Russell 2000 - Consumer Staples

PURCHASES OF EQUITY SECURITIES BY ISSUER

We did not sell equity securities during the quarter ended December 31, 2021.

Issuer Purchases of Equity Securities

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2021 through October 31, 2021	—		$—	—	$20,947,113
November 1, 2021 through November 30, 2021	—		—	—	20,947,113
December 1, 2021 through December 31, 2021	2	(a)	74.53	—	20,947,113
Total	2			—

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

ITEM 6. [Reserved]

The selected financial data is no longer required under the amendment to Item 301 and 302 of Regulation S-K contained in SEC

No. 33 - 10890, which became effective on February 10, 2021. There were no material retrospective changes to the Consolidated Statement of Income for any quarters in the two most recent fiscal years that would require this disclosure.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-K contains forward looking statements as well as historical information.  All statements, other than statements of historical facts, regarding the prospects of our industry and our prospects, plans, financial position, and strategic plan may constitute forward looking statements.  In addition, forward looking statements are usually identified by or are associated with such words as “intend,” “plan,” “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will,” “could,” “encouraged,” “opportunities,” “potential,” and/or the negatives or variations of these terms or similar terminology.  Forward looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied in the forward looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward looking statements is included in the section titled “Risk Factors” (Item 1A of this Form 10-K). Forward looking statements are made as of the date of this report, and we undertake no obligation to update or revise publicly any forward looking statements, whether because of new information, future events or otherwise.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations is designed to provide a reader of MGP’s consolidated financial statements with a narrative from the perspective of management. MGP’s MD&A is presented in nine sections:

•Overview
•Recent Developments
•Results of Operations
•Distillery Products Segment
•Branded Spirits Segment
•Ingredient Solutions Segment
•Cash Flow, Financial Condition and Liquidity
•Critical Accounting Estimates
•New Accounting Pronouncements

OVERVIEW

MGP is a leading producer and supplier of premium distilled spirits, branded spirits and food ingredients. Distilled spirits include premium bourbon and rye whiskeys and GNS, including vodka and gin. Our distilled spirits are either packaged and sold under our own brands to distributors, sold directly or indirectly to manufacturers of other branded spirits, or direct to consumers. We are also a top producer of high quality industrial alcohol for use in both food and non-food applications. Our protein and starch food ingredients provide a host of functional, nutritional and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. Our industrial alcohol and ingredients products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries. The Company reports three operating segments; Distillery Products, Branded Spirits and Ingredient Solutions.

Our strategic plan is designed to leverage our history and strengths as well as to leverage the positive macro trends we see in the industries where we compete while providing better insulation from outside factors, including swings in commodity pricing.

Distillery Products Segment

Our Distillery Products segment mission is to cultivate lasting partnerships with customers across all product categories by leveraging our strong sales and operating platform, aging whiskey inventory, and unique project development skills. The favorable macro trends benefiting our business include the expansion of the distilled spirits’ share within beverage alcohol, particularly growth of the American whiskey category that has continued to expand over the past several years. This includes shifting sales mix to higher margin products, such as premium bourbon and rye whiskeys, as well as extending the product range of distilled gins and grain neutral spirits (“GNS”), the base component for vodka. Our Distillery Products segment is also subject to unfavorable macro trends which include increased competition as industry participants seek to capitalize on consumer trends. Our strategy within the Distillery Products segment is to continue migrating away from industrial alcohol to white beverage alcohol, cultivate additional multi-national and craft customers for brown goods sales, enhance offerings to become a beverage alcohol “solution provider”, develop an export market for our aged brown goods, and attract control label customers to boost overall brown goods growth.

We continued to focus on attracting and developing customers for our premium beverage alcohol products during 2021 as well as shifting our focus from industrial alcohol to white beverage alcohol. Distillery Products segment sales for 2021 increased 12.5 percent over the prior year.

Branded Spirits Segment

Our Branded Spirits segment mission is to align our product offering and enhance focus on growing spirits categories and price tiers. The favorable macro industry trends benefiting our business include growth in high-end whiskey and tequila brands as well as growth across all spirit categories in the high-end price tiers. Our Branded Spirits segment is also subject to unfavorable macro trends, which include increased competition as industry participants seek to capitalize on consumer trends. Our strategy for the Branded Spirits segment is to focus on the categories, brands, price points, bottle size and market support that will maximize profit for the Company.

On January 22, 2021, we entered into a definitive agreement to acquire Luxco, Inc. and its affiliates (“Luxco”), and subsequently completed the merger on April 1, 2021 (the “Merger”). As a result of the Merger, we have increased our scale and market position in the branded-spirits sector and believe it has strengthened our platform for future growth of higher valued-added products. The Branded Spirits segment sales for 2021 increased 4,324.3 percent over the prior year.

Ingredient Solutions Segment

Our Ingredient Solutions segment mission is to remain a strategic business partner of choice earning meaningful relationships through collaboration, innovation, and dedication to the best-in-class customer service. The favorable macro industry trends benefiting our business include growth and focus on high fiber, high protein, meat alternative, plant-based protein, and non-GMO Products. We continue to provide outstanding customer solutions, taking advantage of our position within growing consumer trends. Our strategy within the Ingredient Solutions segment is to expand our market share of specialty wheat starch and protein product lines, expand textured plant protein capabilities within specialty wheat proteins, maximize the value of clean label starches, and optimize our customer set, route to market, and channels to drive profitability. Ingredient Solutions segment sales for 2021 increased 16.1 percent over the prior year, primarily due to increased sales of specialty wheat starches and proteins, and commodity wheat starches.

RECENT DEVELOPMENTS

Merger with Luxco. On January 22, 2021, we entered into a definitive agreement to acquire Luxco, and subsequently completed the Merger on April 1, 2021. Luxco is a leading branded beverage alcohol company across various categories, with a more than 60-year business heritage. Following the Merger, Luxco became a wholly-owned subsidiary of MGP and is included in the Branded Spirits segment. (See Note 4, Business Combinations, for additional information).

Dryer Fire Incident. During November 2020, we experienced a fire at the Atchison facility. The fire damaged certain equipment in the facility’s feed drying operations and caused temporary loss of production time. At December 31, 2021, we received a legally binding commitment from our insurance carrier for final settlement of $43,688, $27,363 was related to business interruption and $16,325 was for the damaged dryer. The business interruption portion of the settlement was recorded as a reduction of Cost of sales on the Consolidated Statement of Income and the insurance recoveries for the replacement of the damaged dryer was recorded as Insurance recoveries on the Consolidated Statement of Income. We recorded a settlement related to the business interruption from our insurance carrier of $23,583 and $3,780 for the years ended December 31, 2021 and 2020, respectively. Our insurance provided coverage for business interruption and other losses from damage to property, plant and equipment, less deductibles. We completed the construction of the replacement dryer and placed the dryer into service during 2021.

COVID-19. As the COVID-19 pandemic continues and new variants are discovered, we are monitoring the guidance from federal, state and local public health authorities and will take the necessary actions to comply with the updated guidelines. The Company’s business is part of the United States’ critical infrastructure and thus is deemed to be an “essential business.” As such, we continue to take the necessary and appropriate actions designed to protect our workforce as it continues its critical operations. We have continued to operate without any significant negative impacts; however continued operations could be affected by voluntary or mandatory temporary closures of our facilities, interruptions to our supply chain or additional efforts to protect the health and safety of our employees. As of the date of this report, there have been no significant adverse affects to the Company’s operations, supply chain and customer demand due to COVID-19; however, we are monitoring the situation closely. See Risk Factors for additional discussion of the potential adverse impacts of the COVID-19 pandemic on our business.

RESULTS OF OPERATIONS

Consolidated results

The table below details the consolidated results for 2021, 2020 and 2019:

	Year Ended December 31,			% Increase (Decrease)
	2021	2020	2019	2021 v. 2020		2020 v. 2019
Sales	$626,720	$395,521	$362,745	58.5%		9.0%
Cost of sales	427,755	296,715	286,213	44.2		3.7
Gross profit	198,965	98,806	76,532	101.4		29.1
Gross margin %	31.7%	25.0%	21.1%	6.7	pp(a)	3.9	pp(a)
Advertising and promotion expenses	16,098	2,712	2,827	493.6		(4.1)
SG&A expenses	72,829	41,853	26,463	74.0		58.2
Insurance recoveries	(16,325)	—	—	N/A		N/A
Operating income	126,363	54,241	47,242	133.0		14.8
Operating margin %	20.2%	13.7%	13.0%	6.5	pp	0.7	pp
Interest expense	(4,037)	(2,267)	(1,305)	78.1		73.7
Other income (loss), net	(1,230)	627	—	(296.2)		N/A
Income before income taxes	121,096	52,601	45,937	130.2		14.5
Income tax expense	30,279	12,256	7,144	147.1		71.6
Effective tax expense rate %	25.0%	23.3%	15.6%	1.7	pp	7.7	pp
Net income	$90,817	$40,345	$38,793	125.1%		4.0%
Net income margin %	14.5%	10.2%	10.7%	4.3	pp	(0.5)	pp

Basic EPS	$4.37	$2.37	$2.27	84.4%		4.4%
Diluted EPS	$4.34	$2.37	$2.27	83.1%		4.4%

(a) Percentage points (“pp”).

Sales

2021 to 2020 - Sales for 2021 were $626,720, an increase of 58.5 percent compared to 2020, which was the result of increased sales in the Branded Spirits, Distillery Products and Ingredient Solutions segments. Total Branded Spirits segment sales increased 4,324.3 percent, due to the additional brands acquired as part of the Merger. Within the Distillery Products segment, sales were up 12.5 percent primarily due to an increase in sales of brown goods within premium beverage alcohol. Total Ingredient Solutions segment sales increased 16.1 percent primarily due to increased sales of specialty wheat starches and proteins.

2020 to 2019 - Sales for 2020 were $395,521, an increase of 9.0 percent compared to 2019, which was the result of increased sales in the Distillery Products, Ingredient Solutions and Branded Spirits segments. Within the Distillery Solutions segment, sales were up 6.5 percent primarily due to an increase in sales of brown goods and white goods within premium beverage alcohol, warehouse services, and industrial alcohol. Total Ingredient Solutions segment sales increased 19.2 percent due to increased sales of specialty wheat starches and proteins. Within the Branded Spirits segment, sales were up 38.5 percent due to an increase in sales within the ultra premium category.

Gross profit

2021 to 2020 - Gross profit for 2021 was $198,965, an increase of 101.4 percent compared to 2020. The increase was driven by an increase in gross profit in Branded Spirits, Distillery Products and Ingredient Solutions segments. The Branded Spirits segment gross profit increased by $60,457 or 2,764.4 percent. The Distillery Products segment gross profit increased by $38,333, or 50.6 percent and the Ingredient Solutions segment gross profit increased by $1,369, or 6.6 percent.

2020 to 2019 - Gross profit for 2020 was $98,806, an increase of 29.1 percent compared to 2019. The increase was driven by an increase in gross profit in the Distillery Products, Ingredient Solutions and Branded Spirits segments. The Distillery Products segment gross profit increased by $11,357, or 17.6 percent, the Ingredient Solutions segment gross profit increased by $10,266, or 97.0 percent, and the Branded Spirits Segment increased by $651, or 42.4 percent.

Advertising and promotion expenses

2021 to 2020 - Advertising and promotion expenses for 2021 were $16,098, an increase of 493.6 percent compared to 2020. The increase in Advertising and promotion expenses were primarily driven by the assumption of Luxco’s advertising and promotion expenses during 2021.

2020 to 2019 - Advertising and promotion expenses for 2020 were $2,712, a decrease of 4.1 percent compared to 2019. The decrease in Advertising and promotion expenses were driven by a decrease in corporate communications expenses.

SG&A expenses

2021 to 2020 - SG&A expenses for 2021 were $72,829, an increase of 74.0 percent compared to 2020. The increase in SG&A was driven by the assumption of Luxco’s SG&A, and one-time acquisition related costs.

2020 to 2019 - SG&A expenses for 2020 were $41,853, an increase of 58.2 percent compared to 2019. The increase in SG&A was due primarily to higher personnel and incentive compensation expense, inclusive of certain incremental costs incurred relating to the transition at the CEO position. Additionally, the increase was due to an increase related to advisory and other transaction costs.

Insurance recoveries

2021 to 2020 - Gain on Insurance recoveries for 2021 was $16,325. During November 2020, we experienced a fire at the Atchison facility. The fire damaged certain equipment in the facility’s feed drying operations and caused a temporary loss of production time. At December 31, 2021, we received a legally binding commitment from our insurance carrier for final settlement for the replacement of the damaged dryer which resulted in a gain of $16,325.

Operating income

	Operating income	% Increase (Decrease)
Operating income for 2019	$47,242
Increase in gross profit - Distillery Products segment(a)	11,357	24.0	pp(b)
Increase in gross profit - Ingredient Solutions segment(a)	10,266	21.7	pp
Increase in gross profit - Branded Spirits segment(a)	651	1.4	pp
Decrease in Advertising and promotion expenses	115	0.2	pp
Increase in SG&A expenses	(15,390)	(32.5)	pp
Operating income for 2020	54,241	14.8%

Increase in gross profit - Branded Spirits segment(a)	60,457	111.5	pp(b)
Increase in gross profit - Distillery Products segment(a)	38,333	70.7	pp
Increase in gross profit - Ingredient Solutions segment(a)	1,369	2.5	pp
Increase in Insurance recoveries	16,325	30.1	pp
Increase in Advertising and promotion expenses	(13,386)	(24.7)	pp
Increase in SG&A expenses	(30,976)	(57.1)	pp
Operating income for 2021	$126,363	133.0%

(a) See segment discussion.
(b) Percentage points (“pp”).

2021 to 2020 - Operating income for 2021 increased to $126,363 from $54,241 for 2020, due to increases in gross profit in the Branded Spirits, Distillery Products and Ingredient Solutions segments as well as the increase from the insurance recovery. These increases were partially offset by increases in SG&A expenses and Advertising and promotion expenses.

2020 to 2019 - Operating income for 2020 increased to $54,241 from $47,242 for 2019, due to increases in gross profit in our Distillery Products, Ingredient Solutions and Branded Spirits segments. These increases were partially offset by an increase in SG&A expenses.

Income tax expense

2021 to 2020 - Income tax expense for 2021 was $30,279, for an effective tax rate for the year of 25.0 percent. Income tax expense for 2020 was $12,256, for an effective tax rate for the year of 23.3 percent. The 1.7 percentage point increase was primarily due to higher Income before income taxes, and its dilutive effect on favorable tax credits and deductions as it concerns our effective tax rate.

2020 to 2019 - Income tax expense for 2020 was $12,256, for an effective tax rate for the year of 23.3 percent. Income tax expense for 2019 was $7,144, for an effective tax rate for the year of 15.6 percent. The 7.7 percentage point increase was primarily due to the favorable tax impact of vested share-based awards that occurred during 2019.

Basic and diluted EPS

	EPS	% Increase (Decrease)
Basic and Diluted EPS for 2019	$2.27
Change in operating income(a)	0.41	18.1	pp(b)
Change in weighted average shares outstanding: share repurchase program(d)	0.02	0.9	pp
Change in weighted average shares outstanding: withholding taxes(d)	0.01	0.4	pp
Tax: Change in share-based compensation	(0.21)	(9.3)	pp
Tax: Change in effective tax rate	(0.13)	(5.7)	pp
Basic and diluted EPS for 2020	2.37	4.4%

Change in operating income(a)	3.24	136.7	pp(b)
Change in income attributable to participating securities(c)	0.03	1.3	pp
Change in interest expense (a)	(0.08)	(3.4)	pp
Increase in other income (expense), net(a)	(0.08)	(3.4)	pp
Change in weighted average shares outstanding(d)	(0.98)	(41.4)	pp
Tax: Change in effective tax rate	(0.10)	(4.2)	pp
Change in noncontrolling interest	(0.03)	(1.3)	pp
Basic EPS for 2021	4.37	84.4%
Conversion feature of Convertible Senior Notes	(0.03)	(1.3)	pp
Diluted EPS for 2021	$4.34	83.1%

(a)Items are net of tax based on the effective tax rate for each base year.
(b)Percentage points (“pp”).
(c)Income attributable to participating securities changes primarily due to the awarding and vesting of the employee RSUs that receive dividend equivalent payments.
(d)Weighted average shares outstanding change primarily due to our repurchases of Common Stock, the vesting of employee RSUs, our purchase of vested RSUs from employees to pay withholding taxes, and the granting of Common Stock to directors. Additionally, during 2021, the weighted average shares outstanding were impacted by the issuance of shares as part of the Merger consideration.

2021 to 2020 - Basic EPS increased to $4.37 in 2021 from $2.37 in 2020, primarily due to the increase in Operating income, partially offset by an increase in shares outstanding as a result of shares issued as part of the consideration paid for the Merger.
Diluted EPS increased to $4.34 in 2021 from $2.37 in 2020, primarily due the above described changes in Basic EPS, partially offset by the conversion feature of the Convertible Senior Notes.

2020 to 2019 - Basic and Diluted EPS increased to $2.37 in 2020 from $2.27 in 2019, primarily due to the increase in Operating income, partially offset by the favorable tax impact of vested share-based awards that occurred during 2019.

DISTILLERY PRODUCTS SEGMENT

	DISTILLERY PRODUCTS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/ (Decrease)
	2021	2020	$ Change		% Change
Brown Goods	$162,074	$121,384	$40,690		33.5%
White Goods	75,818	63,873	11,945		18.7
Premium beverage alcohol	237,892	185,257	52,635		28.4
Industrial alcohol	62,628	80,682	(18,054)		(22.4)
Food grade alcohol	300,520	265,939	34,581		13.0
Fuel grade alcohol	14,916	5,630	9,286		164.9
Distillers feed and related co-products	19,545	26,109	(6,564)		(25.1)
Warehouse services	17,523	15,631	1,892		12.1
Total Distillery Products	$352,504	$313,309	$39,195		12.5%

	Change in Year-versus-Year Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Premium beverage alcohol	28.4%	20.9%	7.5%

	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/(Decrease)
	2021	2020	Change		% Change
Gross profit	$114,106	$75,773	$38,333		50.6%
Gross margin %	32.4%	24.2%	8.2	pp(d)
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
(d) Percentage points (“pp”).

2021 compared to 2020
Total Distillery Products sales for 2021 increased by $39,195, or 12.5 percent compared to 2020. Sales of brown goods and white goods within premium beverage alcohol, fuel grade alcohol, and warehouse services increased, while sales of industrial alcohol and distillers feed and related co-products decreased compared to 2020. The increase in brown goods, white goods and fuel grade alcohol was driven by higher sales volume and higher average selling price. These increases were partially offset by a decrease in sales of industrial alcohol, which was driven by lower sales volume due to the discontinuing of the ICP third party sales and marketing services, partially offset by higher average selling price. The decrease in sales of distillers feed and related co-products was due to lower average selling price, partially offset by higher sales volume, both of which resulted from the Dryer Fire Incident and the subsequent sale of wet rather than dry distillers grains (see Note 10, Commitments and Contingencies for further details).
Gross profit increased year versus year by $38,333, or 50.6 percent. Gross margin for 2021 increased to 32.4 percent from 24.2 percent for 2020. The increase in gross profit was primarily due to higher sales volume on brown goods as well as higher average selling price on industrial, white goods and fuel grade alcohol. The increase in gross profit was partially offset by lower average selling price on distillers feed and related co-products and higher input costs of industrial alcohol, white goods and brown goods.

	DISTILLERY PRODUCTS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/ (Decrease)
	2020	2019	$ Change		% Change
Brown Goods	$121,384	$104,195	$17,189		16.5%
White Goods	63,873	62,862	1,011		1.6
Premium beverage alcohol	185,257	167,057	18,200		10.9
Industrial alcohol	80,682	79,833	849		1.1
Food grade alcohol	265,939	246,890	19,049		7.7
Fuel grade alcohol	5,630	5,949	(319)		(5.4)
Distillers feed and related co-products	26,109	26,743	(634)		(2.4)
Warehouse services	15,631	14,656	975		6.7
Total Distillery Products	$313,309	$294,238	$19,071		6.5%

	Change in Year-versus-Year Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Premium beverage alcohol	10.9%	13.5%	(2.6)%

	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/(Decrease)
	2020	2019	Change		% Change
Gross profit	$75,773	$64,416	$11,357		17.6%
Gross margin %	24.2%	21.9%	2.3	pp(d)
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
(d) Percentage points (“pp”).

2020 compared to 2019
Total Distillery Products sales for 2020 increased by $19,071, or 6.5 percent compared to 2019. Sales of brown goods and white goods within premium beverage alcohol, warehouse services, and industrial alcohol increased, while sales of distillers feed and related co-products and fuel grade alcohol decreased compared to 2019. The increase in brown goods was due to increased sales volume, partially offset by lower average selling price. The increase in white goods and industrial alcohol was due to higher average selling prices, partially offset by decreased sales volume. These increases were slightly offset by decreases in distillers feed and related co-products and fuel grade alcohol due to lower average selling prices.
Gross profit increased year versus year by $11,357, or 17.6 percent. Gross margin for 2020 increased to 24.2 percent compared to 21.9 percent for 2019. The increase in gross profit was primarily due to higher sales volume on brown goods and higher average selling price on white goods and industrial alcohol. The increase in gross profit was partially offset by higher costs relating to a reduction in brown goods put-away for aging, lower average selling price on brown goods and increased production costs due to the temporary shutdown of the Atchison facilities as a result of the ransomware cyber-attack.

BRANDED SPIRITS SEGMENT

	BRANDED SPIRITS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/ (Decrease)
	2021	2020	$ Change		% Change
Ultra Premium	$34,030	$3,772	$30,258		802.2%
Premium	19,663	334	19,329		5,787.1
Mid	51,890	—	51,890		N/A
Value	58,514	—	58,514		N/A
Other	19,469	43	19,426		45,176.7
Total Branded Spirits	$183,566	$4,149	$179,417		4,324.3%

	Change in Year-versus-Year Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Branded Spirits	4,324.3%	29,320.4%	(24,996.1)%

	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/(Decrease)
	2021	2020	Change		% Change
Gross profit	$62,644	$2,187	$60,457		2,764.4%
Gross margin %	34.1%	52.7%	(18.6)	pp(d)
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
(d) Percentage points (“pp”).

2021 compared to 2020

Total Branded Spirits sales for 2021 increased by $179,417, or 4,324.3 percent compared to 2020. Sales of value, mid, ultra premium, other and premium increased compared to 2020, primarily due to the additional brands acquired as part of the Merger.
Gross profit increased year versus year by $60,457, or 2764.4 percent. Gross margin for 2021 decreased to 34.1 percent compared to 52.7 percent for 2020. The increase in gross profit was primarily due to the additional brands acquired as part of the Merger. The decrease in gross margin was due to sales price, as the vast majority of the Company’s branded spirits sales pre-merger were in the ultra premium category. Gross profit was reduced during 2021, due to a required step up in value due to purchase accounting related to the Merger. Of the purchase accounting step up, $2,529 was associated with marking the finished goods inventory to fair value, which fully flowed through in the year and is not expected to recur in the future periods.

	BRANDED SPIRITS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/ (Decrease)
	2020	2019	$ Change		% Change
Ultra Premium	$3,772	$2,625	$1,147		43.7%
Premium	334	370	(36)		(9.7)
Mid	—	—	—		N/A
Value	—	—	—		N/A
Other	43	—	43		N/A
Total Branded Spirits	$4,149	$2,995	$1,154		38.5%

	Change in Year-versus-Year Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Branded Spirits	38.5%	49.7%	(11.2)%

	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/(Decrease)
	2020	2019	Change		% Change
Gross profit	$2,187	$1,536	$651		42.4%
Gross margin %	52.7%	51.3%	1.4	pp(d)
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
(d) Percentage points (“pp”).

2020 compared to 2019
Total Branded Spirits sales for 2020 increased by $1,154, or 38.5 percent compared to 2019, primarily driven by an increase in ultra premium. The increase in ultra premium sales was due to expanding into more markets and increasing points of distribution, as well as additional brands acquired during 2020.
Gross profit increased year versus year by $651, or 42.4 percent. Gross margin for 2020 increased to 52.7 percent compared to 51.3 percent for 2019. The increase in gross profit was primarily due to increased sales of branded spirits and additional brands acquired during 2020.

INGREDIENT SOLUTIONS SEGMENT

	INGREDIENT SOLUTIONS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/ (Decrease)
	2021	2020	$ Change		% Change
Specialty wheat starches	$47,758	$41,631	$6,127		14.7%
Specialty wheat proteins	31,485	26,960	4,525		16.8
Commodity wheat starches	10,014	7,630	2,384		31.2
Commodity wheat proteins	1,393	1,842	(449)		(24.4)
Total Ingredient Solutions	$90,650	$78,063	$12,587		16.1%

	Change in Year-versus-Year Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	16.1%	10.8%	5.3%

	Other Financial Information
	Year Ended December 31,		Year-versus-year Increase/(Decrease)
	2021	2020	Change		% Change
Gross profit	$22,215	$20,846	$1,369		6.6%
Gross margin %	24.5%	26.7%	(2.2)	pp(d)
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
(d) Percentage points (“pp”).

2021 compared to 2020
Total Ingredient Solutions sales for 2021 increased by $12,587, or 16.1 percent compared to 2020. Sales of specialty wheat starches and proteins and commodity wheat starches increased, while sales of commodity wheat proteins decreased. The increase in specialty wheat starches was primarily due to higher sales volume. The increase in specialty wheat proteins was primarily due to higher sales volume and higher average selling prices. The increase in commodity wheat starches was due to higher sales volume.
Gross profit increased year versus year by $1,369, or 6.6 percent. Gross margin for 2021 decreased to 24.5 percent from 26.7 percent for 2020. The increase in gross profit was primarily driven by higher sales volume of specialty wheat starches and commodity wheat starches, as well as higher sales volume and higher average selling prices of specialty wheat proteins. These increases were partially offset by higher input costs.

	INGREDIENT SOLUTIONS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/ (Decrease)
	2020	2019	$ Change		% Change
Specialty wheat starches	$41,631	$30,816	$10,815		35.1%
Specialty wheat proteins	26,960	22,359	4,601		20.6
Commodity wheat starches	7,630	9,628	(1,998)		(20.8)
Commodity wheat proteins	1,842	2,709	(867)		(32.0)
Total Ingredient Solutions	$78,063	$65,512	$12,551		19.2%

	Change in Year-versus-Year Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	19.2%	8.5%	10.7%

	Other Financial Information
	Year Ended December 31,		Year-versus-year Increase/(Decrease)
	2020	2019	Change		% Change
Gross profit	$20,846	$10,580	$10,266		97.0%
Gross margin %	26.7%	16.2%	10.5	pp(d)
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

Gross profit increased year versus year by $10,266, or 97.0 percent. Gross margin for 2020 increased to 26.7 percent from 16.2 percent for 2019. The increase in gross profit was primarily driven by the increased sales volume and higher average selling prices of specialty wheat starches and proteins and decreased sales volume of commodity wheat starches and proteins (mix). Additionally, gross profit was positively impacted by the optimization of higher margin specialty products to meet the increased demand of customers’ high fiber and high protein products. These increases in gross profit were partially offset by increased production costs due to the temporary shutdown of the Atchison facilities as a result of the ransomware cyber-attack.

CASH FLOW, FINANCIAL CONDITION AND LIQUIDITY

We believe our financial condition continues to be of high quality, as evidenced by our ability to generate adequate cash from operations while having ready access to capital at competitive rates.

Operating cash flow and borrowings through our Credit Agreement, Convertible Senior Notes and Note Purchase Agreement (Note 6, Corporate Borrowings) provide the primary sources of cash to fund operating needs and capital expenditures. These same sources of cash are used to fund shareholder dividends and other discretionary uses. Our overall liquidity reflects our strong business results and an effective cash management strategy that takes into account liquidity management, economic factors, and tax considerations. We expect our sources of cash to be adequate to provide for budgeted capital expenditures, potential merger or acquisitions, and anticipated operating requirements for the foreseeable future.

Cash Flow Summary	Year Ended December 31,			Changes, Year versus Year-Increase / (Decrease)
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Cash provided by operating activities	$88,263	$53,255	$19,722	$35,008	$33,533

Cash used in investing activities	(182,619)	(19,647)	(17,931)	(162,972)	(1,716)

Cash provided by (used in) financing activities	94,287	(15,255)	(3,507)	109,542	(11,748)

Effect of exchange rate changes on cash and cash equivalents	(25)	—	—	(25)	—

Increase (decrease) in cash and cash equivalents	$(94)	$18,353	$(1,716)	$(18,447)	$20,069

Operating Activities. Cash provided by operating activities were $88,263 during the year ended December 31, 2021. The cash provided by operating activities during 2021 resulted primarily from net income of $90,817, adjustments for non-cash or non-operating charges of $16,850 including depreciation and amortization, deferred income taxes, share-based compensation, and partially offset by a gain on insurance recoveries, and by uses of cash due to changes in operating assets and liabilities of $19,404. The primary drivers of the changes in operating assets and liabilities were $14,214 use of cash related to an increase in inventories, primarily barrel distillate, $6,242 use of cash related to income taxes refundable, and $6,031 use of cash related to an increase in receivables, inclusive of insurance receivables, partially offset by $5,301 of cash provided by an increase in accounts payable related to the timing of cash disbursements.

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

Investing Activities. Cash used in investing activities for year ended December 31, 2021 was $182,619, which primarily resulted from $149,005 related to the Merger with Luxco and additions to property, plant and equipment of $47,389 (see capital spending), partially offset by cash proceeds of $16,325 from property insurance recoveries.

Cash used in investing activities for year ended December 31, 2020 was $19,647, which primarily resulted from additions to property, plant and equipment of $19,701 (see capital spending) and an increase in proceeds from sale of property of $2,906, partially offset by cash of $2,750 used in the acquisition of a business.

Capital Spending. We manage capital spending to support our business growth plans. We have incurred $51,691, $18,646, and $18,771 of capital expenditures and have paid $47,389, $19,701, and $16,730 for capital expenditures for the years ended December 31, 2021, 2020 and 2019, respectively. The difference between the amount of capital expenditures incurred and amount paid is due to the change in capital expenditures in accounts payable. The increase in capital expenditures for 2021 as compared to 2020 was primarily due to the replacement of the feed dryer system. We expect approximately $37,200, in capital expenditures for 2022 which will be used for facility improvement and expansion, facility sustenance projects and environmental health and safety projects.

Financing Activities. Cash provided by financing activities for year ended December 31, 2021 was $94,287, primarily due to net debt proceeds of $192,580 (see Long-Term and Short-Term Debt), primarily resulting from the issuance of the Convertible Senior Notes, partially offset by $87,509 payment on assumed debt as part of the Merger, and payments of dividends and dividend equivalents of $10,017 (see Note 8, Equity and EPS for additional information),

Cash used in financing activities for year ended December 31, 2020 was $15,255, primarily due to payments of dividends and dividend equivalents of $8,188 (see Note 8, Equity and EPS for additional information), purchases of treasury stock of $4,411 (see Treasury Purchases), offset by net proceeds from debt of $2,656 (see Long-Term and Short-Term Debt).

Treasury Purchases. 38,079 RSUs vested and converted to common shares during year ended December 31, 2021, of which we withheld and purchased for treasury 11,887 shares valued at $767 to cover payment of associated withholding taxes.

31,741 RSUs vested and converted to common shares during year ended December 31, 2020, of which we withheld and purchased for treasury 10,437 shares valued at $358 to cover payment of associated withholding taxes.

Share Repurchase. On February 25, 2019, the Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019 through February 27, 2022. Under the share repurchase program, the company can repurchase stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. This share repurchase program may be modified, suspended, or terminated by the Company at any time without prior notice. During the year ended December 31, 2021, we did not repurchase any shares of MGP Common Stock and have $20,947 remaining under the share repurchase plan. During the year ended December 31, 2020, we repurchased approximately 159,104 shares of MGP Common Stock for $4,053.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development, share repurchases, and Board-approved dividends) and the overall cost of capital. Total debt was $233,399 (net of unamortized loan fees of $6,454) at December 31, 2021 and $39,871 (net of unamortized loan fees of $129) at December 31, 2020. During 2021, we had net borrowings on our Convertible Senior Notes of $201,250, and during 2020, we had net payments on our Credit Agreement of $300. Additionally, during 2021 and 2020, we had net payments on our long-term debt of $1,620, and $1,208, respectively. During 2021 and 2020, we incurred $7,050 and $1,148, respectively, of loan fees associated with the issuance of the Convertible Senior Notes and refinancing our credit agreement. Net borrowings / (payments) on all debt for 2021 and 2020 were $192,580, and $(2,656), respectively (see Note 6, Corporate borrowings for additional information).

Dividends and Dividend Equivalents. See Note 8, Equity and EPS for further discussion.

On February 22, 2022, the Board of Directors declared a quarterly dividend payable to stockholders of record as of March 11, 2022, of our Common Stock and a dividend equivalent payable to holders of certain RSUs as of March 11, 2022, of $0.12 per share and per unit.  The dividend payment and dividend equivalent payment will occur on March 25, 2022.

Financial Condition and Liquidity

Our principal uses of cash in the ordinary course of business are for input costs used in our production processes, salaries, capital expenditures, and investments supporting our strategic plan, such as the aging of barreled distillate and potential merger and acquisitions.  Generally, during periods when commodity prices are rising, our operations require increased use of cash to support inventory levels.

Our principal sources of cash are product sales and borrowing on our Credit Agreement, Convertible Senior Notes and Note Purchase Agreement.  Under these agreements, we must meet certain financial covenants and restrictions, and at December 31, 2021, we met those covenants and restrictions.

At December 31, 2021, our current assets exceeded our current liabilities by $278,298, largely due to our inventories, at cost, of $245,944. At December 31, 2021, our cash balance was $21,568 and we have used our Credit Agreement, Convertible Senior Notes and Note Purchase Agreement for liquidity purposes, with $400,000 remaining for additional borrowings. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments and dividend payments. In addition, we have strong operating results such that financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

Contractual Obligations

The following table provides information on the amounts and payments of our contractual obligations at December 31, 2021:

	Payments due by period
	Total	Short-Term (a)		Long-Term
Long-term debt	$239,853	$3,227		$236,626
Interest on long-term debt	81,959	5,202		76,757
Operating leases	10,197	3,032		7,165
Purchase commitments	199,119	159,874	(b)	39,245
Other	1,118	232		886
Total	$532,246	$171,567		$360,679

(a) Short-term obligation payments are due within 12 months from the current year end.
(b) Includes open purchase order commitments related to raw materials and packaging used in the ordinary course of business of $148,349.

Industrial Revenue Bonds

We are in various stages of financing projects with industrial revenue bond transactions for our facilities located in Kentucky. The bonds allow a 30 year real property tax abatement on our renovated and newly-constructed warehouse buildings and distilleries in Kentucky.  We have been approved for $25,000 of industrial revenue bonds with the City of Williamstown Kentucky, and have used approximately $11,000. Additionally, we have been approved for $50,000 of industrial revenue bonds with Nelson County Kentucky and have used approximately $33,000. The City of Williamstown and Nelson County issued the industrial revenue bonds to us and then used the proceeds to purchase the land and warehouse from us.  The city then leased the facilities back to us under a capital lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay principal and interest on the bonds.  Our obligation to pay rent under the lease is in the same amount and due on the same date as the city’s obligation to pay debt service on the bonds which we hold. The lease permits us to present the bonds at any time for cancellation, upon which our obligation to pay basic rent would be canceled.  At the bonds’ maturity the facilities will revert to us without costs. If we were to present the bonds for cancellation prior to maturity, a nominal fee would be incurred.

We recorded the land and buildings as assets in property, plant, and equipment, net, on our Consolidated Balance Sheets. Because we own all outstanding bonds, have a legal right to set-off, and intend to set-off the corresponding lease and interest payment, we have netted the capital lease obligation with the bond asset. No amount for our obligation under the capital lease is reflected on our Consolidated Balance Sheet, nor do we reflect an amount for the corresponding industrial revenue bond asset (see Note 10, Commitments and Contingencies for additional information).

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The application of certain of these policies places demands on management’s judgment, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain, inclusive of effects related to the COVID-19 pandemic.  For all of these policies, management cautions that future events rarely develop as forecast, and estimates routinely require adjustment and may require material adjustment. We have identified the most critical accounting policies which involve the most complex and subjective judgments. These should be read in conjunction with the significant accounting policies discussed in Note 1, Nature of Operations and Summary of Significant Accounting Policies.

Business Combinations. The merger with Luxco was accounted for as a business combination in accordance with Financial Accounting Standards Board Accounting Standard Codification 805, Business Combinations (“ASC 805”), and as such, we allocated the consideration paid for a business to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date, with the excess recorded to goodwill. The fair value measurements of tangible and intangible assets and liabilities were based on significant inputs not observable in the market. Critical estimates used in determining the fair value include, but are not limited to discount rates that would be used by a market participant in valuing these assets and liabilities, forecasted revenue growth rates, including the terminal growth rates, projected cash flows, distributor attrition rates, royalty rates and market comparable, among others. The fair value of personal property assets was determined using the market approach and the indirect and direct method of the cost approach, and the fair value of real property was determined using the cost approach and the sales comparison approach. The fair value of work-in-process and finished goods inventory was determined using the comparative sales method and raw materials was determined using the replacement cost method. The trade names and distributor relationships acquired were adjusted to fair value using the relief from royalty method and multi-period excess earnings method, respectively. Management engaged a third party valuation specialist to assist in the valuation analysis of certain acquired assets including trade name and distributor relationship.

Goodwill and Other Intangible Assets. The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. We have the option to evaluate qualitative factors to assess if goodwill and indefinite-lived intangible assets are impaired before quantifying the fair value of the reporting unit. Management judgment is required in the evaluation of qualitative factors, determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. To the extent that the carrying amount exceeds fair value, an impairment of goodwill is recognized and allocated to the reporting units. Based on the impairment tests performed by the Company during the fourth quarter 2021, we believe none of our goodwill or indefinite-lived intangible assets are impaired and are not currently at risk of impairment.

NEW ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1, Nature of Operations and Summary of Significant Accounting Policies.

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

Interest Rate Exposures. Our Credit Agreement, Convertible Senior Notes and Note Purchase Agreement (Note 6, Corporate Borrowings) expose us to market risks arising from adverse changes in interest rates. Established procedures and internal processes govern the management of this market risk.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at December 31, 2021, a 100 basis point increase over the non-default rates actually in effect at such date would have a minimal impact on interest expense. Based on weighted average outstanding fixed-rate borrowings at December 31, 2021, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $30,996, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $39,324.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. As a result of this assessment, management has concluded that the Company’s internal control over financial reporting as of December 31, 2021 was effective.

On April 1, 2021, we completed the merger with Luxco, Inc. and its affiliated companies (“Luxco”). We are currently integrating Luxco into our operations and internal control process and, pursuant to the Securities and Exchange Commission Staff interpretative guidance that assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of the Company’s assessment of the internal controls over financial reporting at December 31, 2021 does not include Luxco. At December 31, 2021, the total assets of Luxco, excluding goodwill and intangible assets, represent approximately 21 percent of consolidated assets. The total revenues of Luxco represents approximately 28 percent of consolidated revenues for the year ended December 31, 2021.

KPMG, LLP, the independent registered public accounting firm that audited the Company’s financial statements contained herein, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2021. The combined report on the consolidated financial statements of MGP Ingredients, Inc. and subsidiaries and audit report is included in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
MGP Ingredients, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of MGP Ingredients, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Luxco, Inc. during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Luxco, Inc.’s internal control over financial reporting associated with total assets, excluding goodwill and intangible assets, of approximately 21 percent of consolidated assets and total revenues of approximately 28 percent of consolidated revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Luxco, Inc.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.
Revenue recognition under bill and hold arrangements

As discussed in Note 1 to the consolidated financial statements, the Company’s Distillery Products segment routinely enters into bill and hold arrangements, whereby the Company produces and sells aged and unaged distillate to customers. As discussed in Note 3 to the consolidated financial statements, brown goods premium beverage alcohol revenue was $162,074 thousands for the year ended December 31, 2021, a portion of which was for bill and hold arrangements.

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

Initial measurement of Luxco distributor relationships and certain trade name indefinite-lived intangible assets

As discussed in Note 4 to the consolidated financial statements, on April 1, 2021, the Company acquired Luxco, Inc. and its affiliated companies (Luxco) in a business combination. As a result of the transaction, the Company acquired certain intangible assets, including distributor relationships and trade names with acquisition-date fair values of $41,400 thousands and $178,100 thousands, respectively.

We identified the evaluation of the acquisition-date fair values of distributor relationships and certain trade names as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate certain significant assumptions used in the valuation models that were applied to determine the fair value of these intangible assets, specifically the forecasted revenue growth rates, including the terminal growth rates, and the royalty rates. Changes in these assumptions could have had a significant impact on the fair values of these intangible assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls related to the development of the above significant assumptions. We evaluated the reasonableness of the revenue growth rates by comparing the Company’s estimates of forecasted revenue growth to Luxco’s historical actual results and industry reports. We performed sensitivity analyses over the revenue growth rates to assess the effect of changes in those assumptions on the Company’s determination of fair value. We involved valuation professionals with specialized skills and knowledge, who assisted in:

• evaluating the revenue terminal growth rates by comparing the forecasted rates to publicly available market and industry data

• evaluating the trade name royalty rates by comparing the rates determined by the Company to publicly available market data for comparable transactions.

/s/ KPMG LLP
We have served as the Company’s auditor since 2008.

Kansas City, Missouri
February 24, 2022

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Sales	$626,720	$395,521	$362,745
Cost of sales	427,755	296,715	286,213
Gross profit	198,965	98,806	76,532

Advertising and promotion expenses	16,098	2,712	2,827
Selling, general, and administrative expenses	72,829	41,853	26,463
Insurance recoveries	(16,325)	—	—
Operating income	126,363	54,241	47,242

Interest expense	(4,037)	(2,267)	(1,305)
Other income (loss), net	(1,230)	627	—
Income before income taxes	121,096	52,601	45,937

Income tax expense	30,279	12,256	7,144
Net income	90,817	40,345	38,793

Net loss attributable to noncontrolling interest	490	—	—
Net income attributable to MGP Ingredients, Inc.	91,307	40,345	38,793

Income attributable to participating securities	(712)	(261)	(253)
Net income used in Earnings Per Share calculation	$90,595	$40,084	$38,540

Weighted average common shares
Basic	20,719,663	16,937,125	17,012,288
Diluted	20,982,453	16,937,125	17,012,288

Earnings Per Share
Basic	$4.37	$2.37	$2.27
Diluted	$4.34	$2.37	$2.27

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income attributable to MGP Ingredients, Inc.	$91,307	$40,345	$38,793
Other comprehensive income (loss), net of tax:
Unrealized loss on foreign currency translation adjustment	(151)	—	—
Changes in Company-sponsored post-employment benefit plan	19	732	(151)
Other comprehensive income (loss)	(132)	732	(151)
Comprehensive income attributable to MGP Ingredients, Inc.	91,175	41,077	38,642

Comprehensive loss attributable to noncontrolling interest	(490)	—	—
Comprehensive income	$90,685	$41,077	$38,642

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts and par value)

	December 31,
	2021	2020
Current Assets
Cash and cash equivalents	$21,568	$21,662
Receivables (less allowance for credit loss at $150 and $24 at December 31, 2021 and 2020, respectively)	92,537	56,966
Inventory	245,944	141,011
Prepaid expenses	1,510	2,644
Refundable income taxes	5,539	—
Total current assets	367,098	222,283

Property, plant, and equipment, net	207,286	131,992
Operating lease right-of-use assets, net	9,671	5,151
Investment in joint venture	4,944	—
Intangible assets, net	218,838	890
Goodwill	226,294	2,738
Other assets	7,336	3,521
Total assets	$1,041,467	$366,575

Current Liabilities
Current maturities of long-term debt	$3,227	$1,600
Accounts payable	53,712	30,273
Federal and state excise taxes payable	6,992	107
Income taxes payable	—	704
Accrued expenses and other	24,869	20,645
Total current liabilities	88,800	53,329

Long-term debt, less current maturities	35,266	38,271
Convertible senior notes	194,906	—
Long-term operating lease liabilities	6,997	3,057
Other noncurrent liabilities	5,132	7,094
Deferred income taxes	66,101	2,298
Total liabilities	397,202	104,049

Commitments and Contingencies – Note 10
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 23,125,166 and 18,115,965 shares at December 31, 2021 and 2020, respectively; 21,964,314 and 16,915,862 shares outstanding at December 31, 2021 and 2020, respectively	6,715	6,715
Additional paid-in capital	315,802	15,503
Retained earnings	344,237	262,943
Accumulated other comprehensive income	354	486
Treasury stock, at cost, 1,160,852 and 1,200,103 shares at December 31, 2021 and 2020, respectively	(22,357)	(23,125)
Total MGP Ingredients, Inc. stockholders equity	644,755	262,526
Noncontrolling interest	(490)	—
Total equity	644,265	262,526
Total liabilities and equity	$1,041,467	$366,575
 See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net income	$90,817	$40,345	$38,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,092	12,961	11,572
Gain on insurance recoveries	(16,325)	—	—
Share-based compensation	5,555	3,002	3,304
Equity method investment loss	1,611	—	—
Deferred income taxes, including change in valuation allowance	6,772	593	252
Other, net	145	494	(116)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(6,031)	(16,173)	(2,134)
Inventory	(14,214)	(3,886)	(28,162)
Prepaid expenses	2,586	(748)	(728)
Income taxes payable (refundable)	(6,242)	1,750	(275)
Accounts payable	5,301	1,817	2,107
Accrued expenses and other	738	11,537	(4,687)
Federal and state excise taxes payable	(1,467)	(34)	140
Other, net	(75)	1,597	(344)
Net cash provided by operating activities	88,263	53,255	19,722
Cash Flows from Investing Activities
Additions to property, plant, and equipment	(47,389)	(19,701)	(16,730)
Purchase of business, net of cash acquired	(149,005)	(2,750)	—
Contributions to equity method investments	(1,470)	—	—
Proceeds from property insurance recoveries	16,325	—	—
Proceeds from sale of property and other	—	2,906	—
Other, net	(1,080)	(102)	(1,201)
Net cash used in investing activities	(182,619)	(19,647)	(17,931)
Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(10,017)	(8,188)	(6,856)
Purchase of treasury stock	(767)	(4,411)	(5,489)
Loan fees incurred with borrowings	(7,050)	(1,148)	—
Proceeds from long-term debt	—	—	20,000
Principal payments on long-term debt	(1,620)	(1,208)	(386)
Proceeds from credit agreement - revolver	242,300	54,700	17,440
Payments on credit agreement - revolver	(242,300)	(55,000)	(28,140)
Proceeds from convertible senior notes	201,250	—	—
Payment on assumed debt as part of the Merger	(87,509)	—	—
Other, net	—	—	(76)
Net cash provided by (used in) financing activities	94,287	(15,255)	(3,507)
Effect of exchange rate changes on cash and cash equivalents	(25)	—	—
Increase (decrease) in cash and cash equivalents	(94)	18,353	(1,716)
Cash and cash equivalents, beginning of year	21,662	3,309	5,025
Cash and cash equivalents, end of year	$21,568	$21,662	$3,309

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance, December 31, 2018	$4	$6,715	$15,375	$198,914	$(164)	$(19,403)	$—	$201,441
Comprehensive income (loss):
Net income	—	—	—	38,793	—	—	—	38,793
Other comprehensive loss	—	—	—	—	(151)	—	—	(151)
Dividends and dividend equivalents of $0.40 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(6,854)	—	—	—	(6,854)
Share-based compensation	—	—	2,453	—	—	—	—	2,453
Stock shares awarded, forfeited or vested	—	—	(3,799)	—	—	4,650	—	851
Stock shares repurchased	—	—	—	—	—	(5,489)	—	(5,489)
Adjustment related to Accounting Standards Update 2018-02 adoption	—	—	—	(69)	69	—	—	—
Balance, December 31, 2019	4	6,715	14,029	230,784	(246)	(20,242)	—	231,044
Comprehensive income:
Net income	—	—	—	40,345	—	—	—	40,345
Other comprehensive income	—	—	—	—	732	—	—	732
Dividends and dividend equivalents of $0.48 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(8,186)	—	—	—	(8,186)
Share-based compensation	—	—	2,067	—	—	—	—	2,067
Stock shares awarded, forfeited or vested	—	—	(593)	—	—	1,528	—	935
Stock shares repurchased	—	—	—	—	—	(4,411)	—	(4,411)
Balance, December 31, 2020	4	6,715	15,503	262,943	486	(23,125)	—	262,526
Comprehensive income (loss):
Net income	—	—	—	91,307	—	—	(490)	90,817
Other comprehensive loss	—	—	—	—	(132)	—	—	(132)
Dividends and dividend equivalents of $0.48 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(10,013)	—	—	—	(10,013)
Share-based compensation	—	—	5,555	—	—	—	—	5,555
Stock shares awarded, forfeited or vested	—	—	(1,535)	—	—	1,535	—	—
Stock shares repurchased	—	—	—	—	—	(767)	—	(767)
Equity consideration for Merger	—	—	296,279	—	—	—	—	296,279
Balance, December 31, 2021	$4	$6,715	$315,802	$344,237	$354	$(22,357)	$(490)	$644,265

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company.  MGP Ingredients, Inc. (“Company”) is a Kansas corporation headquartered in Atchison, Kansas and is a leading producer and supplier of premium distilled spirits, branded spirits and food ingredients. Distilled spirits include premium bourbon and rye whiskeys and grain neutral spirits, including vodka and gin. The Company’s distilled spirits are either packaged and sold under our own brands to distributors, sold, directly or indirectly to manufactures of other branded spirits, or direct to consumers. MGP is also a top producer of high quality industrial alcohol for use in both food and non-food applications. The Company’s protein and starch food ingredients provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. The Company’s industrial alcohol and ingredients products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries. The Company’s distillery products are derived from corn and other grains (including rye, barley, wheat, barley malt, and milo), and its ingredient products are derived primarily from wheat flour.

On April 1, 2021, the Company acquired Luxco, Inc. and its affiliated companies (“Luxco”) which is a leading branded beverage alcohol company across various categories, with a more than 60-year business heritage. Luxco’s operations predominately involve the producing, importing, bottling and rectifying of distilled spirits. See Note 4, Business Combination, for further details.

As a result of the merger with Luxco, during 2021, the Company established a new reportable segment structure that separates Branded Spirits from the Distillery Products segment. The Ingredient Solutions segment remains unchanged. The new segment presentation reflects how management is now operating the business and making resource allocations. The Company now reports three operating segments: Distillery Products, Branded Spirits and Ingredient Solutions. Prior periods have been revised to reflect the new operating segment structure.

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the 2019 and 2020 consolidated financial statements have been reclassified to conform to the 2021 presentation.

Use of Estimates.  The financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The application of certain of these policies places demands on management’s judgment, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain, inclusive of effects related to the COVID-19 pandemic.  For all of these policies, management cautions that future events rarely develop as forecast, and estimates routinely require adjustment and may require material adjustment.

Inventory.  Inventory includes finished goods, raw materials in the form of agricultural commodities used in the production process, as well as bottles, caps and labels used in the bottling process, and certain maintenance and repair items.  Bourbons and whiskeys, included in inventory, are normally aged in barrels for several years, following industry practice; all barreled bourbon and whiskey is classified as a current asset. The Company includes warehousing, insurance, and other carrying charges applicable to barreled whiskey in inventory costs.

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

Properties, Depreciation, and Amortization.  Property, plant, and equipment are typically stated at cost.  Additions, including those that increase the life or utility of an asset, are capitalized and all properties are depreciated over their estimated remaining useful lives.  Depreciation and amortization are computed using the straight line method over the following estimated useful lives:

Buildings and improvements(a)	10 – 35 years
Machinery and equipment	3 – 10 years
Office furniture and equipment	5 – 10 years
Computer equipment and software	3 – 5 years
Motor vehicles	5 years

(a) Leasehold improvements are the shorter of economic useful life or life of lease

Maintenance costs are expensed as incurred. The cost of property, plant, and equipment sold, retired, or otherwise disposed of, as well as related accumulated depreciation and amortization, are eliminated from the property accounts with related gains and losses reflected in the Consolidated Statements of Income.  The Company capitalizes interest costs associated with significant construction projects.  Total interest incurred for 2021, 2020, and 2019 is noted below:

	Year Ended December 31,
	2021	2020	2019
Interest costs charged to expense	$4,037	$2,267	$1,305
Plus: Interest cost capitalized	339	246	575
Total	$4,376	$2,513	$1,880

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

Warehouse service revenue is recognized over the time that warehouse services are rendered and as they are rendered. This is a faithful depiction of the satisfaction of the performance obligation because control of the aging products has already passed to the customer and there are no additional performance activities required by the Company, except as requested by the customer. The performance of the service activities, as requested, is invoiced as satisfied and revenue is concurrently recognized. Contract bottling is recognized over the time contract bottling services are rendered and as they are rendered.

Sales in the Branded Spirits segment reflect reductions attributable to consideration given to customers in incentive programs, including discounts and allowances for certain volume targets. These allowances and discounts are not estimated, are not for distinct goods, and paid only when the depletion volume targets are achieved. The amounts reimbursed to customers is determined based on agreed-upon amounts and are recorded as a reduction of revenue.

Excise Tax.  The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (the “TTB”) regulations which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its Federal and state excise tax expense based upon units shipped and on its understanding of the applicable excise tax laws. Excise taxes that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer are excluded from revenue and expense.

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

Earnings Per Share (“EPS”).  Basic and diluted EPS is computed using the two class method, which is an earnings allocation formula that determines net income per share for each class of Common Stock and participating security according to dividends declared and participation rights in undistributed earnings. Basic EPS amounts are computed by dividing net income attributable to common shareholders by the weighted average shares outstanding during each year or period. Diluted EPS is computed using the if-converted method by dividing the net income attributable to common shareholders by the weighted average shares outstanding, inclusive of the impacts of the conversion feature of the Convertible Senior Notes.

Translation of Foreign Currencies. Assets and liabilities of Niche Drinks, Co., ltd. (“Niche”), a wholly-owned subsidiary of the Company whose functional currency is the British pound sterling, are translated to U.S. dollars using the exchange rate in effect at the consolidated balance sheet date. Results of operations are translated using average rates during the period. Adjustments resulting from the translation process are included as a component of Accumulated other comprehensive income.

Business Combinations. Assets and liabilities assumed during a business combination are generally recorded at fair market value as of the acquisition date. Goodwill is recognized to the extent that the purchase consideration exceeds the value of the assets acquired and liabilities assumed. The Company uses its best estimate and third party valuation specialists to determine the fair value of the assets acquired and liabilities assumed. During the measurement period, which can be up to one year after the acquisition date, the Company can make adjustments to the fair value of the assets acquired and liabilities assumed, with the offset being an adjustment to goodwill.

Goodwill and Other Intangible Assets. The Company records goodwill and other indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and other indefinite-lived intangible assets to its respective reporting units. The Company evaluates goodwill for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. To the extent that the carrying amount exceeds fair value, an impairment of goodwill is recognized and allocated to the reporting units. Judgment is required in the determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. The Company separately evaluates indefinite-lived intangible assets for impairment. As of December 31, 2021, the Company determined that goodwill and indefinite-lived intangible assets were not impaired.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $272,971 and $44,548 at December 31, 2021 and 2020, respectively. The financial statement carrying value (including unamortized loan fees) was $233,399 and $39,871 at December 31, 2021 and 2020, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

See Note 4, Business Combination, for discussion related the the fair value of tangible and intangible assets acquired and liabilities assumed as part of the merger with Luxco.

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

Equity Method Investments. The consolidated financial statements include the results of Luxco and its affiliated companies since April 1, 2021, when the Company obtained control through the Merger. The Company holds 50 percent interest in DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S.de R.L. de C.V. (“Agricola”) (combined “LMX”), which are accounted for as equity method investments. At December 31, 2021, the investment in LMX was $4,944, which is recorded in Investment in joint ventures on the Consolidated Balance Sheet. During the year ended December 31, 2021, the Company recorded a $1,611 loss from equity method investments, which is recorded in Other income (loss), net on the Consolidated Statement of Income.

Recently Adopted Accounting Standard Updates.
Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating the beneficial conversion feature and cash conversion models. Certain convertible instruments will be accounted for as a single unit of account, unless the conversion feature requires bifurcation and recognition as a derivative. Additionally, this ASU simplifies the earnings per share calculation, by eliminating the treasury stock method and requiring entities to use the if-converted method. This guidance is effective for annual periods beginning after December 31, 2021 with early adoption permitted. The Company adopted ASU 2020-06 on January 1, 2021.

Recently Issued Accounting Pronouncements.
ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue Recognition. This ASU is effective for annual and interim periods beginning after December 15, 2022. Early adoption is permitted. The Company is still evaluating the effect that ASU 2021-08 will have on its consolidated financial statements and related disclosures.

NOTE 2: OTHER BALANCE SHEET CAPTIONS

Inventory.

	December 31,
	2021	2020
Finished goods	$35,362	$16,414
Barreled distillate (bourbons and whiskeys)	174,080	105,445
Raw materials	24,981	6,954
Work in process	1,261	1,805
Maintenance materials	9,179	8,634
Other	1,081	1,759
Total	$245,944	$141,011

Property, plant, and equipment, net.

	December 31,
	2021	2020
Land, buildings, and improvements	$158,178	$114,374
Transportation equipment	865	664
Machinery and equipment	252,473	181,990
Construction in progress	16,733	16,702
Property, plant, and equipment, at cost	428,249	313,730
Less accumulated depreciation and amortization	(220,963)	(181,738)
Property, plant, and equipment, net	$207,286	$131,992

Accrued expenses.

	December 31,
	2021	2020
Employee benefit plans	$1,427	$3,033
Salaries and wages	16,466	12,607
Property taxes	1,495	1,461
Current operating lease liabilities	2,865	2,112
Other	2,616	1,432
Total	$24,869	$20,645

NOTE 3: REVENUE

The Company generates revenues from the Distillery Products segment by the sale of products and by providing warehouse services related to the storage and aging of customer products. The Company generates revenue from the Branded Spirits segment by the sale of products and by providing contract bottling services. The Company generates revenue from the Ingredient Solutions segment by the sale of products. Revenue related to sales of products is recognized at a point in time whereas revenue generated from warehouse services and contract bottling services are recognized over time. Contracts with customers include a single performance obligation (either the sale of products or the provision of warehouse services and contract bottling service).

Disaggregation of Sales. The following table presents the Company’s sales disaggregated by segment and major products and services.

	Year Ended December 31,
	2021	2020	2019
Distillery Products
Brown Goods	$162,074	$121,384	$104,195
White Goods	75,818	63,873	62,862
Premium beverage alcohol	237,892	185,257	167,057
Industrial alcohol	62,628	80,682	79,833
Food grade alcohol	300,520	265,939	246,890
Fuel grade alcohol	14,916	5,630	5,949
Distillers feed and related co-products	19,545	26,109	26,743
Warehouse services	17,523	15,631	14,656
Total Distillery Products	352,504	313,309	294,238

Branded Spirits
Ultra premium	34,030	3,772	2,625
Premium	19,663	334	370
Mid	51,890	—	—
Value	58,514	—	—
Other	19,469	43	—
Total Branded Spirits	183,566	4,149	2,995

Ingredient Solutions
Specialty wheat starches	47,758	41,631	30,816
Specialty wheat proteins	31,485	26,960	22,359
Commodity wheat starch	10,014	7,630	9,628
Commodity wheat protein	1,393	1,842	2,709
Total Ingredient Solutions	90,650	78,063	65,512

Total sales	$626,720	$395,521	$362,745

NOTE 4: BUSINESS COMBINATION

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

Following the Merger, Luxco became a wholly-owned subsidiary of MGP and is included within the Branded Spirits segment. The aggregate consideration paid by the Company in connection with the Merger was $237,500 in cash (less assumed indebtedness) and 5,007,833 shares of common stock of the Company, subject to adjustment for fractional shares (the “Company Shares,” and together with the cash portion, the “Merger Consideration”). The Company Shares were valued at $296,213 and represented approximately 22.8 percent of the Company’s outstanding common stock immediately following the closing of the Merger. The Merger Consideration was subject to customary purchase price adjustments related to, among other things, net working capital, acquired cash and assumed debt. The consideration paid at closing included a preliminary estimated purchase price adjustment. In September 2021, the parties finalized the purchase price adjustment, which decreased the cash consideration paid by approximately $608 and increased stock consideration by an additional 1,373 shares from the preliminary amounts that were paid at closing.

The cash portion of the Merger Consideration, the repayment of assumed debt, and transaction-related expenses were financed with borrowings under the Company’s existing Credit Agreement which was drawn down on April 1, 2021. See Note 6, Corporate Borrowings, for further details.

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

Purchase Price Allocation. The Merger was accounted for as a business combination in accordance with Financial Accounting Standards Board Accounting Standard Codification 805, Business Combinations (“ASC 805”), and as such, assets acquired, liabilities assumed, and consideration transferred were recorded at their estimated fair values on the acquisition date. The following table summarizes the allocation of the consideration paid for Luxco to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date, with the excess recorded to goodwill.

Consideration:
Cash, net of assumed debt	$149,484
Value of MGP Common Stock issued at close (a)	296,279
Fair value of total consideration transferred	$445,763

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$479
Receivables	29,675
Inventory	90,854
Prepaid expenses	1,454
Property, plant and equipment, net	41,279
Investments in joint ventures	5,085
Intangible assets (b)	219,500
Other assets	4,257
Total assets	392,583
Current maturities of long-term debt (c)	87,509
Accounts payable	14,453
Federal and state excise taxes payable	8,352
Accrued expenses and other	2,832
Other noncurrent liabilities	196
Deferred income taxes	57,034
Total liabilities	170,376
Goodwill	223,556
Total	$445,763
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

In accordance with ASC 805 assets acquired, liabilities assumed, and consideration transferred were recorded at their estimated fair values on the acquisition date. The fair value measurements of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and represent Level 3 measurements within the fair value hierarchy. Level 3 inputs include discount rates that would be used by a market participant in valuing these assets and liabilities, projections of revenues and cash flows, distributor attrition rates, royalty rates and market comparable, among others. The fair value of work-in-process and finished goods inventory was determined using the comparative sales method and raw materials was determined using the replacement cost method. The fair value of personal property assets was determined using the market approach and the indirect and direct method of the cost approach, and the fair value of real property was determined using the cost approach and and the sales comparison approach.

Goodwill of $223,556, all of which is expected to be deductible for tax purposes, represents the excess of the consideration transferred over the estimated fair value of assets acquired net of liabilities assumed. The Intangible assets acquired includes indefinite-lived intangible assets, trade names, with an estimated fair value of $178,100 and definite-lived intangible assets, distributor relationships, with an estimated fair value of $41,400 and a useful life of 20 years. The trade names and distributor relationships acquired by the Company have been recorded at the estimated fair values using the relief from royalty method and multi-period earnings method, respectively. Management engaged a third party valuation specialist to assist in the valuation analysis of certain acquired assets including trade name and distributor relationship.

Operating Results. The operating results of Luxco were consolidated with the Company’s operating results subsequent to the merger date. During the year ended December 31, 2021, the Company recorded $177,607 and $17,027, of Sales and Income before income taxes, respectively, attributable to Luxco on it’s Consolidated Statement of Income. During the year ended December 31, 2021, the Company has incurred $8,927 of transaction related costs, which are included in Selling, general and administrative expenses on the Consolidated Statements of Income.

Pro Forma Information. The following table summarizes the unaudited pro forma financial results for the year ended December 31, 2021 and 2020, as if the Merger had occurred on January 1, 2020:

	Pro Forma Financial Information
	Year Ended December 31,
	2021	2020
Sales	$671,090	$592,025
Net income	100,597	46,200
Basic earnings per share	4.84	2.09

The pro forma results are adjusted for items that are non-recurring in nature and directly attributable to the Merger, including the income tax effect of the adjustments. Merger related costs incurred by the Company of $8,927 for the year ended December 31, 2021 were excluded and $7,037 is assumed to have been incurred on January 1, 2020. Merger related costs incurred by Luxco of $3,132 were excluded from the year ended December 31, 2021 pro forma results. A non-recurring expense of $2,529 for the year ended December 31, 2021 related to the fair value adjustment of finished goods inventory estimated to have been sold was removed and included in the results for the year ended December 31, 2020. Other acquired tangible and intangible assets are assumed to be recorded at estimated fair value on January 1, 2020 and are amortized or depreciated over their estimated useful lives.

The summary pro forma financial information is for informational purposes only, is based on estimates and assumptions, and does not purport to represent what the Company’s consolidated results of operations actually would have been if the Merger had occurred at an earlier date, and such data does not purport to project the Company’s results of operations for any future period. The basic shares outstanding used to calculate the pro forma net income per share amounts presented above have been adjusted to assume shares issued at the closing of the Merger were outstanding since January 1, 2020.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-Lived Intangible Assets

The Company has a definite-lived intangible asset which was acquired as a result of the Merger. The distributor relationships have a carrying value of $39,848, net of accumulated amortization of $1,552. The distributor relationships have a useful life of 20 years. The amortization expense for the year ended December 31, 2021 was $1,552.

As of December 31, 2021, the expected future amortization expense related to definite-lived intangibles assets are as follows:

2022	$2,070
2023	2,070
2024	2,070
2025	2,070
2026	2,070
Thereafter	29,498
Total	$39,848

Goodwill and Indefinite-Lived Intangible Assets

The Company records goodwill and indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and indefinite-lived intangible assets to its respective reporting units. Changes in carrying amount of goodwill by business segment were as follows:

	Distillery Products	Branded Spirits	Ingredient Solutions	Total
Balance at December 31, 2020	$—	$2,738	$—	$2,738
Acquisitions	—	223,556	—	223,556
Balance at December 31, 2021	$—	$226,294	$—	$226,294

Changes in carrying amount of indefinite-lived intangible assets by business segment were as follows:

	Distillery Products	Branded Spirits	Ingredient Solutions	Total
Balance at December 31, 2020	$—	$890	$—	$890
Acquisitions	—	178,100	—	178,100
Balance at December 31, 2021	$—	$178,990	$—	$178,990

NOTE 6: CORPORATE BORROWINGS

Indebtedness Outstanding. The following table presents the Company’s outstanding indebtedness

	December 31,
Description(a)	2021	2020
Credit Agreement - Revolver, 1.09% (variable rate) due 2025	$—	$—
Convertible Note, 1.88% (fixed rate) due 2041	201,250	—
Prudential Note Purchase Agreement, 3.53% (fixed rate) due 2027	18,400	20,000
Prudential Note Purchase Agreement, 3.80% (fixed rate) due 2029	20,000	20,000
Other long-term borrowings	203	—
Total indebtedness outstanding	239,853	40,000
Less unamortized loan fees(b)	(6,454)	(129)
Total indebtedness outstanding, net	233,399	39,871
Less current maturities of long-term debt	(3,227)	(1,600)
Long-term debt	$230,172	$38,271
(a) Interest rates are as of December 31, 2021.
(b) Loan fees are being amortized over the life of the Credit Agreement and Note Purchase Agreement.

Credit Agreement. On February 14, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with multiple participants led by Wells Fargo Bank, National Association (“Wells Fargo Bank”), which provided for a $300,000 revolving credit facility. On May 14, 2021, the Company amended the Credit Agreement to increase the principal amount to $400,000 and to increase the amount of the revolving credit facility by up to an additional $100,000 provided certain conditions are satisfied and at the discretion of the lender. The Credit Agreement matures on February 14, 2025. The Credit Agreement is secured by substantially all assets, excluding real property. The cash portion of the Merger Consideration, the repayment of assumed debt, and transaction-related expenses were financed with $242,300 borrowings under the Credit Agreement which was drawn on April 1, 2021.

The Credit Agreement includes certain requirements and covenants, which the Company was in compliance with at December 31, 2021. The Company incurred $666 new loan fees related to the Credit Agreement during 2021. The unamortized balance of total loan fees related to the Credit Agreement was $1,529 at December 31, 2021, which were included in Other assets, net on the Consolidated Balance Sheet. The unamortized loan fees are being amortized over the life of the Credit Agreement.

As of December 31, 2021, the Company had no outstanding borrowings under the Credit Agreement leaving $400,000 available. The interest rate for the borrowings of the Credit Agreement at December 31, 2021 was 1.1%.

Note Purchase Agreements. On August 23, 2017, the Company also entered into a Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc. (“Prudential Capital Group”), an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. The Note Purchase Agreement was amended by the First Amendment to Private Shelf Agreement as of February 14, 2020, the Second Amendment to Private Shelf Agreement as of September 30, 2020, the Third Amendment to Private Shelf Agreement as of January 25, 2021, and the Fourth Amendment to Private Shelf Agreement as of May 14, 2021. The amended agreement provides for the issuance of up to $105,000 of Senior Secured Notes under the shelf facility and issuance of up $20,000 Senior Secured Notes.

On July 29, 2021, PGIM, Inc. provided the Company notice pursuant to Section 1.2 of the Note Agreement that Prudential has authorized an increase in the amount of the senior promissory notes that may be issued under the uncommitted shelf facility under the Note Agreement from $105,000 to $140,000, effective as of July 29, 2021. The deadline for issuing the notes under the shelf facility is August 23, 2023.

The Company initially issued $20,000 of Senior Secured Notes with a maturity date of August 23, 2027. The Senior Secured Notes bear interest at a rate of 3.5 percent per year. On April 30, 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Senior Secured Notes bear interest at a rate of 3.8 percent per year. The Note Purchase Agreement includes certain requirements and covenants, which the Company was in compliance with at December 31, 2021. The Company incurred no new loan fees related to the Note Purchase Agreement during 2021. The unamortized balance of total loan fees related to the Note Purchase Agreement was $110 at December 31, 2021 and is being amortized over the life of the Note Purchase Agreement. The Note Purchase Agreement is secured by substantially all assets, excluding real property.

Convertible Senior Notes. On November 16, 2021, the Company issued $201,250 in aggregate principal amount of 1.875% convertible senior notes due in 2041 (“2041 Notes”). The total aggregate principal amount includes $26,250 aggregate principal amount of 2041 Notes purchased by the initial purchasers in the offering pursuant to their exercise in full of their option to purchase additional notes under the purchase agreement for the offering. The 2041 Notes were issued pursuant to an indenture, dated as of November 16, 2021 ( the “Indenture”), by and among the Company, as issuer, Luxco, Inc., MGPI Processing, Inc. and MGPI of Indiana, LLC as subsidiary guarantors, and U.S. Bank National Association, as trustee. The 2041 Notes are senior, unsecured obligations of the Company and interest is payable semi-annually in arrears at a fixed interest rate of 1.875% on May 15 and November 15 of each year. The 2041 Notes mature on November 15, 2041 (“Maturity Date”) unless earlier repurchased, redeemed or converted, per the agreement. The Company will settle conversion by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares at the Company’s election.

The Company incurred $6,384 of new loan fees related to the 2041 Notes during 2021. The unamortized balance of total loan fees related to the 2041 Notes was $6,344 at December 31, 2021 and is being amortized over the life of the 2041 Notes.

The initial conversion rate for the 2041 Notes is 10.3911 shares of common stock per $1 principal amount of the 2041 Notes. Prior to the Maturity Date, holders may convert at their option only in the following circumstances:

•During any calendar quarter commencing after the quarter ending March 31, 2022, if the closing sale price of common stock for at least 20 trading days in the period of 30 consecutive trading days is more than 130% of the conversion price;
•during the 5 consecutive business days following any 10 consecutive trading day period in which the trading price per $1 principal amount of the notes for each trading day was less than 98% of the product of the closing sale price of common stock on such trading day and the conversion rate on such trading day;
•upon the occurrence of specified corporate events, as defined in the Indenture;
•if the Company calls the notes for redemption; and
•during the period July 15, 2026 ending close of business day immediately preceding November 20, 2026 or the period

July 15, 2041 and close of business day immediately preceding the Maturity Date.

Other long-term borrowings. As part of the Merger, the Company acquired additional long-term notes payable to certain counties in Kentucky.

Debt Maturities. Aggregate amount of maturities for long-term debt as of December 31, 2021 are as follows:

2022	$3,227
2023	5,629
2024	6,430
2025	6,432
2026	6,433
Thereafter	211,702
Total	$239,853

NOTE 7: INCOME TAXES

Income tax expense is composed of the following:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$19,746	$10,825	$6,426
State	3,489	1,291	412
Foreign	294	—	—
	23,529	12,116	6,838
Deferred:
Federal	5,345	(302)	352
State	1,405	442	(46)
	6,750	140	306
Total	$30,279	$12,256	$7,144

Income tax expense also included tax expense allocated to comprehensive income for 2021, 2020, and 2019 of $19, $229, and $14, respectively (see the Consolidated Statements of Comprehensive Income).

A reconciliation of income tax expense at the normal statutory federal rate to income tax expense included in the accompanying Consolidated Statements of Income is below:

	Year Ended December 31,
	2021	2020	2019
“Expected” provision at federal statutory rate	$25,435	$11,046	$9,654
State income taxes, net	5,713	2,408	1,540
Foreign income taxes	294	—	—
Change in valuation allowance	204	(422)	(168)
Share-based compensation	31	56	(2,877)
Federal and state tax credits	(1,363)	(1,035)	(1,302)
Other	(35)	203	297
Income tax expense	$30,279	$12,256	$7,144
Effective tax rate	25.0%	23.3%	15.6%

The tax effects of temporary differences giving rise to deferred income taxes shown on the Consolidated Balance Sheets are as follows:

	December 31,
	2021	2020
Deferred income tax assets:
Share-based compensation	$1,973	$2,123
State tax credit carryforwards	2,343	2,986
Operating loss carryforwards	2,416	1,264
Inventories	1,923	2,077
Operating lease liabilities	2,536	1,322
Deferred compensation	1,357	1,250
Other	3,362	1,732
Gross deferred income tax assets	15,910	12,754
Less: valuation allowance	(1,657)	(862)
Net deferred income tax assets	14,253	11,892
Deferred income tax liabilities:
Property, plant and equipment	(24,627)	(12,205)
Intangibles	(46,956)	—
Inventory	(4,307)	—
Operating lease right-of-use assets	(2,487)	(1,318)
Other	(1,977)	(667)
Gross deferred income tax liabilities	(80,354)	(14,190)
Net deferred income tax liability	$(66,101)	$(2,298)

A schedule of the change in valuation allowance is as follows:

Balance at December 31, 2019	$1,284
Decrease	(422)
Balance at December 31, 2020	862
Increase	795
Balance at December 31, 2021	$1,657

As of December 31, 2021, the Company’s total valuation allowance of $1,657 related to net operating loss and tax credits carryforwards in states and foreign countries in which it is not “more likely than not” to create enough taxable income to fully utilize the carryforwards before expiration of the carryforward periods. As of December 31, 2020, the Company’s total valuation allowance of $862 related to net operating loss carryforwards and certain tax credits in states in which it is not “more likely than not” to create enough state taxable income to fully utilize the carryforwards before expiration of the carryforward periods. The increase of the valuation allowance year-over-year is primarily due to the acquisition of certain foreign entities that created the inability to fully utilize certain foreign tax credits and net operating losses.

The Merger with Luxco was largely structured as a non-taxable merger for U.S. income tax purposes. This merger required the Company to book an additional $57,034 in deferred tax liabilities to its opening balance sheet. In addition, at December 31, 2021, the Company had book tax differences resulting in a net deferred tax liability balance of $66,101. This increase in the Company’s deferred tax balances could make the Company more susceptible to the tax impact of tax rate changes and its effect on earnings and earnings per share in the future.

As of December 31, 2021 and 2020, the Company had $19,823 and $18,697 in gross state net operating loss carryforwards, respectively. Due to varying state carryforward periods, the state net operating loss carryforwards will expire in varying years between calendar years 2022 and 2042. As of December 31, 2021 and 2020, the Company had gross state tax credit carryforwards of $2,966 and $3,778, respectively. State credits, if not used to offset income tax expense in their respective jurisdictions, will expire in varying years between 2022 and 2038.
The Company treats accrued interest and penalties related to tax liabilities, if any, as a component of income tax expense.  During 2021, 2020, and 2019, the Company’s activity in accrued interest and penalties was not significant.

The following is a reconciliation of the total amount of unrecognized tax benefits (excluding interest and penalties) for 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Beginning of year balance	$112	$255	$193
Additions based on prior year tax positions	—	2	3
Additions based on current year tax positions	31	20	78
Reduction for prior year tax positions	(30)	—	(19)
Reductions for settlements	—	(165)	—
End of year balance	$113	$112	$255

For each period presented, substantially all of the amount of unrecognized benefits (excluding interest and penalties) would impact the effective tax rate, if recognized. The Company reasonably expects that the amount of unrecognized tax benefit will not change significantly over the next 12 months.

The Company is not under any federal, state or foreign income tax audits. For federal tax purpose, all tax years after 2017 remain open to adjustment. Amounts paid for income tax in foreign jurisdictions are not material to the financial statements. In addition, the Company is subject to examination for its state tax returns for years 2017, and forward, with the exception of certain net operating losses and credit carryforwards originating in years prior to 2017 that remain subject to adjustment.

NOTE 8: EQUITY AND EPS

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

EPS. The computations of basic and diluted EPS:

	Year Ended December 31,
	2021	2020	2019
Operations:
Net income(a)	$90,817	$40,345	$38,793
Net loss attributable to noncontrolling interest	490	—	—
Income attributable to participating securities (unvested shares and units) (b)	(712)	(261)	(253)
Net income used in EPS calculation	$90,595	$40,084	$38,540

Share information:
Basic weighted average common shares(c)	20,719,663	16,937,125	17,012,288
Diluted weighted average common shares(D)	20,982,453	16,937,125	17,012,288

Basic EPS	$4.37	$2.37	$2.27
Diluted EPS	$4.34	$2.37	$2.27
(a)Net income attributable to all shareholders.
(b)Participating securities included RSUs of 163,024, 110,665, and 111,365 for the years ended December 31, 2021, 2020, and 2019, respectively.
(c)Under the two class method, basic weighted average common shares exclude outstanding unvested participating securities.
(d)Diluted weighted average common shares included the dilutive effect of Convertible Senior Notes of 262,790 shares for the year end December 31, 2021. There was no dilutive impact for the years ended December 31, 2020 and 2019.

Share Issuance. On April 1, 2021, as part of the consideration for the Merger, the Company issued 5,007,833 shares of common stock. Additionally, in September 2021, the parties finalized the purchase price adjustments, which increased stock consideration by an additional 1,373 shares from the preliminary amounts that were paid at closing.

Share Repurchase. On February 25, 2019, the Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019 through February 27, 2022. Under the share repurchase program, the company can repurchase stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. This share repurchase program may be modified, suspended, or terminated by the company at any time without prior notice. During the year ended December 31, 2021, the Company did not repurchase any shares of MGP Common Stock and has $20,947 remaining under the share repurchase plan. During the year ended December 31, 2020, the Company repurchased approximately 159,104 shares of MGP Common Stock for $4,053.
Common Stock Share Activity.

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2019	437	17,028,125
Issuance of Common Stock	—	57,278
Repurchase of Common Stock	—	(169,541)
Balance, December 31, 2020	437	16,915,862
Issuance of Common Stock	—	5,060,339
Repurchase of Common Stock	—	(11,887)
Balance, December 31, 2021	437	21,964,314

Dividends and Dividend Equivalents.

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared	Paid	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2021
February 23	March 12	March 26	$0.12	$0.12	$2,033	$19	$2,052
May 3	May 21	June 4	0.12	0.12	2,635	20	2,655
August 2	August 20	September 3	0.12	0.12	2,635	20	2,655
November 1	November 19	December 3	0.12	0.12	2,635	20	2,655
			$0.48	$0.48	$9,938	$79	$10,017
2020
February 24	March 13	March 27	$0.12	$0.12	$2,047	$13	$2,060
April 28	May 22	June 5	0.12	0.12	2,027	14	2,041
July 28	August 21	September 4	0.12	0.12	2,029	14	2,043
October 27	November 20	December 4	0.12	0.12	2,030	14	2,044
			$0.48	$0.48	$8,133	$55	$8,188
2019
February 25	March 13	March 29	$0.10	$0.10	$1,701	$13	$1,714
April 29	May 15	May 31	0.10	0.10	1,702	11	1,713
July 29	August 14	August 30	0.10	0.10	1,703	11	1,714
October 29	November 14	November 26	0.10	0.10	1,703	12	1,715
			$0.40	$0.40	$6,809	$47	$6,856
(a) Dividend equivalent payments on unvested participating securities (see Note 11).
(b) Includes estimated forfeitures.

NOTE 9: LEASES

The Company has operating leases for railcars, computer equipment, office spaces, a bottling facility, a warehouse facility, fulfillment center, retail location, and certain equipment. The Company has no finance leases. Leases with terms of twelve months or less are not recorded on the Company’s Consolidated Balance Sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Lease components are accounted for separately from non-lease components, such as common-area maintenance, based on the relative, observable stand-alone prices of the components.

The Company’s leases have remaining lease terms of one year to six years, some of which may include options to extend the lease. Options to renew the Company’s leases were not considered when assessing the value of the right-of-use assets because the Company was not reasonably certain that it will assert the options to renew the leases. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental collateralized borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The following table provides supplemental balance sheet classification information related to leases:

		December 31,
Leases	Balance Sheet Classification	2021	2020
Assets
Operating	Operating lease right-of-use-assets, net	$9,671	$5,151
Total leased assets		$9,671	$5,151

Liabilities
Current Operating	Accrued expenses	$2,865	$2,112
Noncurrent Operating	Long-term operating lease liabilities	6,997	3,057
Total operating lease liability		$9,862	$5,169

The following table presents the components of lease costs:

	Year Ended December 31,
	2021	2020
Operating lease costs	$2,358	$2,704
Short-term lease costs	1,043	281
Sublease income	(4)	(99)
Net lease costs(a)	$3,397	$2,886
(a) Recorded as a component of Operating income on the Company’s Consolidated Statement of Income.

The following table presents supplemental cash flow and non-cash activity related to lease information:

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,857	$2,707

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$7,312	$1,048

The following table presents weighted average discount rate and remaining lease term:

	December 31,
	2021	2020
Weighted average discount rate
Operating leases	2.26%	5.01%

Weighted average remaining lease term
Operating leases	4.1 years	2.8 years

As of December 31, 2021, the maturities of operating lease liabilities were as follows:

2022	$3,032
2023	2,482
2024	1,837
2025	1,424
2026	1,101
Thereafter	321
Total lease payments	10,197
Less interest	(335)
Total operating lease liability	$9,862

NOTE 10: COMMITMENTS AND CONTINGENCIES

Commitments. We are in various stages of financing projects with industrial revenue bond transactions for our facilities located in Kentucky. The bonds allow a 30 year real property tax abatement on our renovated and newly-constructed warehouse buildings and distilleries in Kentucky. We have been approved for $25,000 of industrial revenue bonds with the City of Williamstown Kentucky, and have used approximately $11,000. Additionally, we have been approved for $50,000 of industrial revenue bonds with Nelson County Kentucky and have used approximately $33,000. The City of Williamstown and Nelson County issued the industrial revenue bonds to us and then used the proceeds to purchase the land and warehouse from us. The Company recorded as property, plant, and equipment, net, on its Consolidated Balance Sheet under a capital lease. The lease payment on the facilities is sufficient to pay principal and interest on the bonds. Because the Company owns all of the outstanding bonds, has a legal right to set-off, and intends to set-off the corresponding lease and interest payment, the Company netted the capital lease obligation with the bond asset and, in turn, reflected no amount for the obligation or the corresponding asset on its Consolidated Balance Sheet at December 31, 2021 and 2020.

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

At December 31, 2021, the Company received a legally binding commitment from its insurance carrier for final settlement of $43,688, $27,363 related to business interruption and $16,325 for the damaged dryer. As of December 31, 2021, $7,188 of the insurance recovery was recorded as Receivables on the Consolidated Balance Sheet. The Company recorded a settlement related to business interruption from its insurance carrier of $23,583 and $3,780 for the years ended December 31, 2021 and 2020, respectively. The business interruption portion of the settlement was recorded as a reduction of Cost of sales on the Consolidated Statement of Income and the insurance recoveries for the replacement of the damaged dryer was recorded as Insurance recoveries on the Consolidated Statement of Income. The Company finalized the construction of the replacement drying system and placed this dryer into service during 2021.

Ransomware Cyber-Attack. In May 2020, the Company was affected by a ransomware cyber-attack that temporarily disrupted production at its Atchison facilities. The Company’s financial information was not affected and there is no evidence that any sensitive or confidential company, supplier, customer or employee data was improperly accessed or extracted from our network. The Company has insurance related to this event and partially recovered $633 in December 2020 and received a final recovery of $230 in December 2021 as a reduction of Cost of sales on the Consolidated Statement of Income.

Shareholder matters. In 2020, two putative class action lawsuits were filed in the United States District Court for District of Kansas, naming the Company and certain of its current and former executive officers as defendants, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs sought to pursue claims on behalf of a class consisting of purchasers or acquirers of the Company's Common Stock during certain specified periods (the “Class Periods”). On May 28, 2020, the two lawsuits were consolidated and the Court appointed City of Miami Fire Fighters’ and Police Officers’ Retirement Trust as lead plaintiff. The consolidated action is captioned In re MGP Ingredients, Inc. Securities Litigation and the file is maintained under Master File No. 2:20-cv-2090-DDCJPO. On July 22, 2020, the Retirement Trust filed a consolidated Amended Complaint. The Consolidated Complaint alleges that the defendants made false and/or misleading statements regarding the Company’s forecasts of sales of aged whiskey, and that, as a result the Company's Common Stock traded at artificially inflated prices throughout the Class Periods. The plaintiffs sought compensatory damages, interest, attorneys’ fees, costs, and unspecified equitable relief, but did not specify the amount of damages being sought. On September 8, 2020, defendants filed a Motion to Dismiss the Consolidated Amended Complaint. On August 31, 2021, the court issued a Memorandum and Order granting the Motion to Dismiss dismissing plaintiff’s claims with prejudice. The Plaintiff had until September 30, 2021 to file a notice of appeal and the Plaintiff did not appeal.

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

On March 31, 2021, the Dorfman court issued a Memorandum and Order in which it granted defendants’ Motion to Dismiss plaintiff’s federal claims, dismissed those claims without prejudice, denied without prejudice defendants’ Motion to Dismiss plaintiff’s state claims, and stayed the case pending the Kansas Supreme Court’s decision in Herington v. City of Wichita. Herington involved the issue of whether a federal decision that determines federal claims and dismisses pendent state law claims for lack of supplemental jurisdiction precludes the reassertion of the state law claims in state court.

On April 14, 2021, defendants in Carter filed a Motion to dismiss plaintiff’s federal claims and to stay plaintiff’s state claims until fourteen days after the Court rules on the state claims in Dorfman. On November 9, 2021, the Carter court entered a Memorandum and Order dismissing plaintiff’s federal claims with prejudice, denying the Motion to Dismiss as it applies to plaintiff’s state law claims, and staying the case pending a decision in Herington. On December 17, 2021, the Kansas Supreme Court issued its decision in Herington. The court held that where a federal court declines to exercise supplemental jurisdiction over state law claims and dismisses those claims without prejudice, the Kansas common law doctrine of res judicata does not preclude a litigant from bringing those claims in state court.

On January 4, 2022, the Carter court entered a Memorandum and Order directing the clerk of the court to enter Judgment (1) dismissing plaintiff’s federal claims with prejudice (2) dismissing plaintiff’s state law claims without prejudice. On January 11, 2022, the court entered a Memorandum and Order in Dorfman directing the clerk of the court to enter Judgment (1) dismissing plaintiff’s federal claims without prejudice and (2) dismissing plaintiff’s state law claims without prejudice. The Judgment has been entered in each case.

On January 10, 2022, the parties filed a joint motion in Dorfman requesting the dismissal of the action without prejudice. The Kearns court has not yet taken any action in response to the court’s Memorandum and Order in Dorfman.

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

NOTE 11: EMPLOYEE BENEFIT PLANS

401(k) Plans.  The Company has established 401(k) plans covering all employees after certain eligibility requirements are met.  Amounts charged to operations for employer contributions related to the plans totaled $1,826, $1,733, and $1,603 for 2021, 2020, and 2019, respectively.

Post-Employment Benefits.  The Company sponsors life insurance coverage as well as medical benefits, including prescription drug coverage, to certain retired employees and their spouses.  In 2014, the Company made a change to the plan to terminate post-employment health care and life insurance benefits for retirees and employees except for a specified grandfathered group. As of December 31, 2021 and 2020, total current benefit obligation recorded in Accrued expense on the Consolidated Balance Sheets was $232 and $266, respectively. As of December 31, 2021 and 2020, total noncurrent benefit obligation was $1,159 and $1,476, which was recorded in Other noncurrent liabilities on the Consolidated Balance Sheets, respectively.

Share-Based Compensation Plans.  As of December 31, 2021, the Company was authorized to issue 40,000,000 shares of Common Stock and had a treasury share balance of 1,160,852 at December 31, 2021.

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

Compensation expense related to restricted stock awards is based on the market price of the stock on the date the Board of Directors communicates the approved award and is amortized over the vesting period of the restricted stock award. The Consolidated Statements of Income for 2021, 2020, and 2019 reflect total share-based compensation costs and director fees for awarded grants of $2,346, $2,723, $2,424, respectively, related to these plans.

For long-term incentive awards to be granted in the form of RSUs in 2022 based on 2021 results, the Human Resources and Compensation Committee (“HRCC”) determined that the grants would have performance conditions that would be based on the same performance metrics as the Short-Term Incentive Plan (the “STI Plan”). The performance metrics are operating income, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and EPS. Because management determined at the beginning of 2021 that the performance metrics would most likely be met, amortization of the estimated dollar pool of RSUs to be awarded based on 2021 results was started in the first quarter over an estimated 48 month period, including 12 months to the grant date and an additional 36 months to the vesting date. The Consolidated Statements of Income for 2021, 2020, and 2019 reflects share-based compensation costs for grants to be awarded of $960, $2,566, and $123, respectively.

2014 Plan. The 2014 Plan, with 1,500,000 shares registered for future grants, provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of RSUs, which is to be not less than three years unless vesting is accelerated due to the occurrence of certain events. As of December 31, 2021, 516,861 RSUs had been granted of the 1,500,000 shares approved for under the 2014 Plan.

Directors’ Plan. The Director’s Plan, with 300,000 shares registered for future grants, provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of equity.  As of December 31, 2021, 122,279 shares were granted of the 300,000 shares approved for grants under the Directors’ Plan and all 122,279 shares were vested.

RSUs.  Summary of unvested RSUs under the Company’s share-based compensation plans for 2021, 2020, and 2019:

	Year Ended December 31,
	2021		2020		2019
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Unvested balance at beginning of year	118,855	$60.56	116,855	$65.73	329,205	$25.42
Granted	95,113	65.66	38,700	31.93	45,993	77.78
Forfeited	(7,915)	62.77	(5,278)	63.17	(22,934)	57.27
Vested	(38,059)	70.60	(31,422)	44.06	(235,409)	12.54
Unvested balance at end of year	167,994	$61.07	118,855	$60.56	116,855	$65.73

During 2021, 2020, and 2019, the total grant date fair value of RSU awards vested was $2,687, $1,384, and $2,951, respectively. As of December 31, 2021 there was $3,004 of total estimated unrecognized compensation costs (net of estimated forfeitures) related to granted RSU awards.  These costs are expected to be recognized over a weighted average period of approximately 0.8 years.

Upon their vesting, the Company purchased restricted stock and RSUs from employees to cover associated withholding taxes. Total treasury stock purchases added 11,887 shares for $767 in 2021; 10,437 shares for $358 in 2020; and 77,481 shares for $5,489 in 2019.

Annual Cash Incentive Plan. The STI Plan was amended and restated as of January 1, 2019. Pursuant to the STI Plan, short-term incentive compensation is dependent on the achievement of certain performance metrics by the Company, established by the Board of Directors. Each performance metric is calculated in accordance with the rules approved by the HRCC, which may adjust the results to eliminate unusual items. For 2021, 2020, and 2019, the performance metrics were operating income, EBITDA, and EPS. Operating income for the performance metric was defined as reported GAAP operating income adjusted for certain discretionary items as determined by the Company’s management, if applicable (“adjusted operating income”). The HRCC determines the officers and employees eligible to participate under the STI Plan for the plan year as well as the target annual incentive compensation for each participant for each plan year. For 2021, the Branded Spirits segment incentive plan was based on performance metrics of number of depleted cases and gross margin.

Amounts expensed under the STI Plan totaled $11,155, $9,732, and $461 for 2021, 2020, and 2019, respectively.

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan (“EDC Plan”) effective as of June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company's obligations under this plan will change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the plan. Realized and unrealized gains (losses) on deferred compensation plan investments were insignificant and were included as a component of Operating income in the Company’s Consolidated Statements of Income, because the Company’s deferred compensation investments consist of mutual funds that are considered trading securities.

Plan investments are classified as Level 1 in the fair value hierarchy since the investments trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. The current portion of deferred compensation plan deferrals is comprised of estimated amounts to be paid within one year depending on timing of planned disbursements. At December 31, 2021 and 2020, the EDC Plan investments were $3,072 and $2,007, respectively, which were recorded in Other assets on the Company’s Consolidated Balance Sheet. The EDC Plan current liabilities were $617 at December 31, 2021 and were included in Accrued expenses and other on the Company’s Consolidated Balance Sheet. The EDC Plan non-current liabilities were $2,981 and $3,140 as of December 31, 2021 and 2020, respectively, which were recorded in Other non-current liabilities on the Company’s Consolidated Balance Sheet.

NOTE 12: CONCENTRATIONS AND RELATED PARTIES

Significant customers.  For 2021, 2020, and 2019, the Company had no sales to an individual customer that accounted for more than 10 percent of consolidated sales.  During the years 2021, 2020, and 2019, the Company’s ten largest customers accounted for approximately 36 percent, 37 percent, and 39 percent of consolidated sales, respectively.

Significant suppliers. For 2021, the Company had purchases from two grain suppliers that approximated 14 percent of consolidated purchases. In addition, the Company’s ten largest suppliers, accounted for approximately 43 percent of consolidated purchases.

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

Related Parties. For the year ended December 31, 2021, the Company purchased $23,463 of bulk beverage alcohol from LMX. The Company holds 50 percent interest in LMX, which is accounted for as equity method investments. See Note 1, Nature of Operations and Summary of Significant Accounting Policies.

For the year ended December 31, 2021, the Company purchased $2,718 of finished goods from Meier’s Wine Cellars, Inc. (“Meier’s”) and sold $2,411 of bulk beverage alcohol to Meier’s. The Lux Family Group owns approximately 22.8 percent of the outstanding shares of MGP. One member of the Lux Family Group has a relative that is the president of Meier’s. The members of the Lux Family Group did not have any involvement in the negotiation of transactions for either party.

NOTE 13: OPERATING SEGMENTS

As discussed in Note 1, the Company established a new reporting structure as a result of the Merger and prior periods have been revised to reflect the new operating segments. At December 31, 2021, the Company had three segments: Distillery Products, Branded Spirits and Ingredient Solutions. The Distillery Products segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry) and fuel grade alcohol. The Distillery Products segment also includes warehouse services, including barrel put away, barrel storage, and barrel retrieval services. The Branded Spirits segment consists of producing, importing, bottling and rectifying of distilled spirits. Ingredient Solutions segment consists of specialty starches and proteins and commodity starches and proteins.

Operating profit for each segment is based on sales less identifiable operating expenses.  Non-direct SG&A, interest expense, and other general miscellaneous expenses are excluded from segment operations and are classified as Corporate.  Receivables, inventories, and equipment have been identified with the segments to which they relate.  All other assets are considered as Corporate.

	Year Ended December 31,
	2021	2020	2019
Sales to customers:
Distillery Products	$352,504	$313,309	$294,238
Branded Spirits	183,566	4,149	2,995
Ingredient Solutions	90,650	78,063	65,512
Total(a)	$626,720	$395,521	$362,745

Gross profit:
Distillery Products	$114,106	$75,773	$64,416
Branded Spirits	62,644	2,187	1,536
Ingredient Solutions	22,215	20,846	10,580
Total	$198,965	$98,806	$76,532

Depreciation and amortization:
Distillery Products	$10,766	$9,816	$8,971
Branded Spirits	5,138	100	3
Ingredient Solutions	2,069	1,871	1,554
Corporate	1,119	1,174	1,044
Total	$19,092	$12,961	$11,572

Income (loss) before income taxes:
Distillery Products	$110,317	$73,533	$62,109
Branded Spirits	20,742	(2,510)	(2,800)
Ingredient Solutions	19,194	18,024	8,051
Corporate	(29,157)	(36,446)	(21,423)
Total	$121,096	$52,601	$45,937

(a)Sales revenue from foreign sources totaled $42,593, $23,905, and $19,372 for 2021, 2020, and 2019, respectively, and is largely derived from the United Kingdom, Japan, Thailand, Canada, and Mexico.  The balance of total sales revenue is from domestic sources.

	December 31,
	2021	2020
Identifiable Assets
Distillery Products	$314,816	$281,721
Branded Spirits	658,826	6,348
Ingredient Solutions	43,009	41,276
Corporate	24,816	37,230
Total(a)	$1,041,467	$366,575

(a)The Company has $12,758 of assets located in Ireland.

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2021	2020	2019
Non-cash investing and financing activities:
Purchase of property, plant, and equipment in accounts payable	$7,232	$3,375	$4,430
Additional cash payment information:
Interest paid	3,457	2,212	1,611
Income taxes paid	29,766	10,566	7,111

See Note 9, Leases for operating lease supplemental cash flow information.

NOTE 15: QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary of selected quarterly financial data for year ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Sales	$166,847	$176,611	$174,939	$108,323
Cost of sales	114,094	119,525	118,112	76,024
Gross profit	52,753	57,086	56,827	32,299
Advertising and promotion expenses	6,210	5,664	3,371	853
SG&A expenses	17,552	18,538	25,793	10,946
Insurance recoveries	(16,325)	—	—	—
Operating income	45,316	32,884	27,663	20,500
Interest expense	(1,329)	(1,116)	(1,104)	(488)
Other income (loss), net	(751)	(421)	(88)	30
Income before income taxes	43,236	31,347	26,471	20,042
Income tax expense	11,578	7,674	6,412	4,615
Net income	$31,658	$23,673	$20,059	$15,427

Basic EPS data(a)	$1.44	$1.08	$0.91	$0.90

Diluted EPS data(a)	$1.40	$1.08	$0.91	$0.90

	Year Ended December 31, 2020
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Sales	$100,915	$102,964	$92,560	$99,082
Cost of sales	69,184	79,802	71,858	75,871
Gross profit	31,731	23,162	20,702	23,211
Advertising and promotion expenses	878	552	475	807
SG&A expenses	15,310	8,958	8,889	8,696
Operating income	15,543	13,652	11,338	13,708
Interest expense	(566)	(594)	(628)	(479)
Other income (loss), net	275	185	330	(163)
Income before income taxes	15,252	13,243	11,040	13,066
Income tax expense	3,620	2,862	2,550	3,224
Net income	$11,632	$10,381	$8,490	$9,842

Basic and diluted EPS data(a)	$0.69	$0.61	$0.50	$0.57
(a)Quarterly EPS amounts may not add to amounts for the year because quarterly and annual EPS calculations are performed separately.

NOTE 16: SUBSEQUENT EVENTS

Dividend Declaration

On February 22, 2022, the Board of Directors declared a quarterly dividend payable to stockholders of record as of March 11, 2022, of our Common Stock and a dividend equivalent payable to holders of certain RSUs as of March 11, 2022, of $0.12 per share and per unit.  The dividend payment and dividend equivalent payment will occur on March 25, 2022.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the fiscal year, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. On April 1, 2021, we completed the merger with Luxco, Inc. and its affiliated companies (“Luxco”). We are currently integrating Luxco into our operations and internal control process and, pursuant to the Securities and Exchange Commission Staff interpretative guidance that assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of the Merger, the scope of our assessment of our internal controls over financial reporting at December 31, 2021 does not include Luxco.

REPORT ON INTERNAL CONTROLS

Management’s Report on Internal Control Over Financial Reporting and our independent registered public accounting firm’s attestation report on our internal control over financial reporting can be found under Item 8. Financial Statements and Supplementary Data.

CHANGES IN INTERNAL CONTROLS

Except for internal controls related to integration activities associated with our merger with Luxco, there has been no change in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during 2021 that has materially affected, or is reasonably likely to materially affect MGP Ingredients, Inc.’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the information under Principal Stockholders of the Proxy Statement.

The following is a summary of securities authorized for issuance under equity compensation plans as of December 31, 2021:

	(1) Number of shares to be issued upon exercise of outstanding options, warrants, and rights	(2) Weighted average of exercise price of outstanding options, warrants, and rights	(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	167,994	$61.07	1,160,860
Equity compensation plans not approved by security holders	—	—	—
Total	167,994	$61.07	1,160,860

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following financial statements are filed as part of this report:

•Management’s Report on Internal Control over Financial Reporting.
•Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Internal Control over Financial Reporting (Audit Firm ID 185).
•Consolidated Statements of Income – Years Ended December 31, 2021, 2020, and 2019.
•Consolidated Statements of Comprehensive Income – Years Ended December 31, 2021, 2020, and 2019.
•Consolidated Balance Sheets - December 31, 2021 and 2020.
•Consolidated Statements of Cash Flows – Years Ended December 31, 2021, 2020, and 2019.
•Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2021, 2020, and 2019.
•Notes to Consolidated Financial Statements - Years Ended December 31, 2021, 2020, and 2019.

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
3.1.2
Certificate of Amendment to Articles of Incorporation of MGP Ingredients, Inc., dated May 22, 2014 (Incorporated by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A filed April 21, 2014 (File number 000-17196))

3.2
Amended and Restated Bylaws of MGP Ingredients, Inc. dated February 22, 2017 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed February 28, 2017 (File number 000-17196))

4.1
Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated February 14, 2020 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 18, 2020 (File number 000-17196))

4.2**
Amendment No. 1 to Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated January 25, 2021 (Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed February 25, 2021 (File number 000-17196))

4.3**
Amendment No. 2 to Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated May 14, 2021 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 20, 2021 (File number 000-17196))

4.4
Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc., PGIM, Inc., and certain purchasers affiliated with PGIM, Inc., dated August 23, 2017 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on August 24, 2017 (File number 000-17196))

4.5
Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc., PGIM, Inc., and certain purchasers affiliated with PGIM, Inc., dated February 14, 2020 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed February 18, 2020 (File number 000-17196))

4.6
Second Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc. and certain noteholders affiliated with PGIM, Inc., dated September 30, 2020 (Incorporated by reference to Exhibit 10.1 of the Company’s Current report on Form 8-K filed October 2, 2020 (File number 000-17196))

4.7
Third Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc. and certain noteholders affiliated with PGIM, Inc., dated January 25, 2021 ((Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K filed February 25, 2021 (File number 000-17196))

4.8
Fourth Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc. and certain noteholders affiliated with PGIM, Inc., dated May 14, 2021 ((Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 20, 2021 (File number 000-17196))

4.9
Notice of Shelf Notes Upsize Authorization dated July 29, 2021 between PGIM, Inc. and MGP Ingredients, Inc. ((Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed August 4, 2021 (File number 000-17196))

4.10
Indenture, dated November 16, 2021, among MGP Ingredients, Inc., the subsidiary guarantors and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed November 16, 2021 (File number 000-17196))

4.11	Form of 1.875% Convertible Senior Note due 2041 (included as Exhibit A to Exhibit 4.10 above).
4.12**	Description of Registrant's Securities
10.1* **	The MGP Ingredients, Inc. Short-Term Incentive Plan for years beginning January 1, 2022
10.2*
MGP Ingredients, Inc. 2014 Non-Employee Director Equity Incentive Plan (Incorporated by reference to Exhibit C of the Company's Proxy Statement on Schedule 14A filed April 21, 2014 (File number 000-17196))

10.3*
MGP Ingredients, Inc. 2014 Equity Incentive Plan (as amended and restated) (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 20, 2016 (File number 000-17196))

10.4*	Compensation Claw Back Policy (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 12, 2011 (File number 000-17196))
10.5*
MGPI Processing, Inc. Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (File number 000-17196))

10.6*
Employment Agreement between David J. Colo and MGP Ingredients, Inc. entered into February 7, 2020 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 11, 2020 (File number 000-17196))

10.7
Shareholders Agreement, dated as of April 1, 2021, by and among MGP Ingredients, Inc. and certain shareholders of MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 1, 2021 (File number 000-17196))

10.8
Registration Rights Agreement, dated as of April 1, 2021, by and among MGP Ingredients, Inc. and certain shareholders of MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 1, 2021 (File number 000-17196))

10.9
Net Lease, dated as of April 1, 2021, by and among Kemper-Themis, L.L.C., Luxco, Inc. and Donn Lux (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 1, 2021 (File number 000-17196))

10.10*
Consulting Agreement dated as of April 15, 2021 between MGP Ingredients, Inc. and David Rindom (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed August 4, 2021 (File number 000-17196))

10.11
Noncompetition and Nonsolicitation Agreement dated January 22, 2021 between Donn S. Lux and MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed August 4, 2021 (File number 000-17196))

10.12* **	Amended and Restated Executive Severance Plan dated December 14, 2021
10.13*
Form of Agreement as to Award of Restricted Stock Units Granted Under the 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed May 5, 2021 (File number 000-17196))

21**	Subsidiaries of the Company
23.1**	Consent of KPMG, LLP, Independent Registered Public Accounting Firm
24	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (Incorporated by reference to the signature pages of this report)
31.1**	CEO Certification pursuant to Rule 13a-14(a)
31.2**	CFO Certification pursuant to Rule 13a-14(a)
32.1**	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
32.2**	CFO Certification furnished pursuant to Rule 13a-14(b)
101	The following financial information from MGP Ingredients, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, and (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows (and in the case of (ii), (iii), (iv) and (v)) for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, and (vi) the Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File - formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101

* Management contract or compensatory plan or arrangement
** Filed herewith

ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 24th day of February, 2022.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 24, 2022.

Name	Title	Date
/s/ David J. Colo
David J. Colo	President and Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2022

/s/ Brandon M. Gall
Brandon M. Gall	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2022

/s/ Neha J. Clark
Neha J. Clark	Director	February 24, 2022

/s/ Anthony P. Foglio
Anthony P. Foglio	Director	February 24, 2022

/s/ Thomas A. Gerke
Thomas A. Gerke	Director	February 24, 2022

/s/ Donn Lux
Donn Lux	Director	February 24, 2022

/s/ Lori L.S. Mingus
Lori L.S. Mingus	Director	February 24, 2022

/s/ Kevin S. Rauckman
Kevin S. Rauckman	Director	February 24, 2022

/s/ Karen Seaberg
Karen Seaberg	Director	February 24, 2022

/s/ M. Jeannine Strandjord
M. Jeannine Strandjord	Director	February 24, 2022