Form 10-Q
period 2022-03-31
MGP INGREDIENTS INC
filed 2022-05-05
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
21,985,745 shares of Common Stock, no par value as of April 29, 2022

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

All amounts in this report, except for share, par values, bushels, gallons, pounds, mmbtu, proof gallons, 9-liter cases, per share, per bushel, per gallon, per proof gallon, per 9-liter case and percentage amounts, are shown in thousands unless otherwise noted.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Quarter Ended March 31,
	2022	2021
Sales	$195,235	$108,323
Cost of sales	123,414	76,024
Gross profit	71,821	32,299
Advertising and promotion expenses	5,504	853
Selling, general and administrative expenses	16,266	10,946
Other operating income, net	(29)	—
Operating income	50,080	20,500
Interest expense, net	(1,598)	(488)
Other income, net	54	30
Income before income taxes	48,536	20,042
Income tax expense	11,165	4,615
Net income	37,371	15,427
Net loss attributable to noncontrolling interest	66	—
Net income attributable to MGP Ingredients, Inc.	37,437	15,427
Income attributable to participating securities	(318)	(146)
Net income used in Earnings Per Share calculation	$37,119	$15,281

Basic and diluted weighted average common shares	21,989,100	16,928,003

Basic and diluted Earnings Per Share	$1.69	$0.90

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarter Ended March 31,
	2022	2021
Net income attributable to MGP Ingredients, Inc.	$37,437	$15,427
Other comprehensive income, net of tax:
Unrealized loss on foreign currency translation adjustment	(219)	—
Change in Company-sponsored post-employment benefit plan	(13)	55
Other comprehensive income (loss)	(232)	55

Comprehensive income attributable to MGP Ingredients, Inc.	37,205	15,482

Comprehensive loss attributable to noncontrolling interest	(66)	—
Comprehensive income	$37,139	$15,482

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

	March 31, 2022	December 31, 2021
Current Assets
Cash and cash equivalents	$27,295	$21,568
Receivables (less allowance for credit loss, $175 and $150 at March 31, 2022, and December 31, 2021, respectively)	102,062	92,537
Inventory	259,517	245,944
Prepaid expenses	6,391	1,510
Refundable income taxes	—	5,539
Total current assets	395,265	367,098
Property, plant, and equipment	433,017	428,249
Less accumulated depreciation and amortization	(225,651)	(220,963)
Property, plant, and equipment, net	207,366	207,286
Operating lease right-of-use assets, net	15,981	9,671
Investment in joint ventures	6,366	4,944
Intangible assets, net	218,320	218,838
Goodwill	226,294	226,294
Other assets	7,227	7,336
Total assets	$1,076,819	$1,041,467
Current Liabilities
Current maturities of long-term debt	$3,228	$3,227
Accounts payable	52,763	53,712
Federal and state excise taxes payable	6,476	6,992
Income taxes payable	5,437	—
Accrued expenses and other	16,559	24,869
Total current liabilities	84,463	88,800
Long-term debt, less current maturities	34,463	35,266
Convertible senior notes	194,986	194,906
Long-term operating lease liabilities	12,595	6,997
Other noncurrent liabilities	4,513	5,132
Deferred income taxes	66,394	66,101
Total liabilities	397,414	397,202
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 23,125,166 shares at March 31, 2022 and December 31, 2021; and 21,985,100 and 21,964,314 shares outstanding at March 31, 2022 and December 31, 2021, respectively	6,715	6,715
Additional paid-in capital	316,571	315,802
Retained earnings	379,013	344,237
Accumulated other comprehensive income	122	354
Treasury stock, at cost, 1,140,066 and 1,160,852 shares at March 31, 2022 and December 31, 2021, respectively	(22,464)	(22,357)
Total MGP Ingredients, Inc. stockholders’ equity	679,961	644,755
Noncontrolling interest	(556)	(490)
Total equity	679,405	644,265
Total liabilities and equity	$1,076,819	$1,041,467
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Quarter Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$37,371	$15,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,621	3,311
Share-based compensation	1,373	3,229
Gain on equity method investment	(394)	—
Deferred income taxes, including change in valuation allowance	347	(648)
Other, net	24	—
Changes in operating assets and liabilities:
Receivables, net	(9,601)	(4,348)
Inventory	(13,696)	4,924
Prepaid expenses	657	(1,084)
Income taxes payable	5,437	5,237
Accounts payable	4,638	509
Accrued expenses and other	(8,896)	(8,278)
Federal and state excise taxes payable	(515)	(107)
Other, net	(136)	(1,182)
Net cash provided by operating activities	22,230	16,990

Cash Flows from Investing Activities
Additions to property, plant, and equipment	(10,642)	(12,059)
Contributions to equity method investment	(1,028)	—
Other, net	(363)	(1,281)
Net cash used in investing activities	(12,033)	(13,340)

Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(2,661)	(2,052)
Purchase of treasury stock	(714)	(674)
Principal payments on long-term debt	(807)	—
Net cash used in financing activities	(4,182)	(2,726)

Effect of exchange rate changes on cash	(288)	—
Increase in cash and cash equivalents	5,727	924
Cash and cash equivalents, beginning of period	21,568	21,662
Cash and cash equivalents, end of period	$27,295	$22,586
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Quarter Ended March 31, 2022 and 2021
(Unaudited) (Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive income	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2021	$4	$6,715	$315,802	$344,237	$354	$(22,357)	$(490)	$644,265
Comprehensive income:
Net income (loss)	—	—	—	37,437	—	—	(66)	37,371
Other comprehensive loss	—	—	—	—	(232)	—	—	(232)
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,661)	—	—	—	(2,661)
Share-based compensation	—	—	1,373	—	—	—	—	1,373
Stock shares awarded, forfeited or vested	—	—	(604)	—	—	604	—	—
Stock shares repurchased	—	—	—	—	—	(711)	—	(711)
Balance, March 31, 2022	$4	$6,715	$316,571	$379,013	$122	$(22,464)	$(556)	$679,405

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive income	Treasury Stock	Total
Balance, December 31, 2020	$4	$6,715	$15,503	$262,943	$486	$(23,125)	$262,526
Comprehensive income:
Net income	—	—	—	15,427	—	—	15,427
Other comprehensive income	—	—	—	—	55	—	55
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,052)	—	—	(2,052)
Share-based compensation	—	—	3,229	—	—	—	3,229
Stock shares awarded, forfeited or vested	—	—	(716)	—	—	716	—
Stock shares repurchased	—	—	—	—	—	(674)	(674)
Balance, March 31, 2021	$4	$6,715	$18,016	$276,318	$541	$(23,083)	$278,511

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

Note 1.  Accounting Policies and Basis of Presentation

The Company. MGP Ingredients, Inc. (“the Company,” and “MGP”) is a Kansas corporation headquartered in Atchison, Kansas and is a leading producer and supplier of premium distilled spirits, branded spirits and food ingredients. Distilled spirits include premium bourbon and rye whiskeys and grain neutral spirits, including vodka and gin. The Company’s distilled spirits are either packaged and sold under its own brands to distributors, sold, directly or indirectly to manufacturers of other branded spirits, or direct to consumer. MGP is also a top producer of high quality industrial alcohol for use in both food and non-food applications. The Company’s protein and starch food ingredients provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. The Company’s industrial alcohol and ingredients products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries. The Company’s distillery products are derived from corn and other grains (including rye, barley, wheat, barley malt, and milo), and its ingredient products are derived primarily from wheat flour.
On April 1, 2021, the Company acquired Luxco, Inc. and its affiliated companies (“Luxco”) which is a leading branded beverage alcohol company across various categories, with a more than 60-year business heritage. Luxco’s operations predominately involve the producing, importing, bottling and rectifying of distilled spirits. See Note 3, Business Combination, for further details.

The Company reports three operating segments: Distilling Solutions, Branded Spirits and Ingredient Solutions. During 2022, the Company changed the name of its Distillery Products segment to Distilling Solutions. Certain amounts in the 2021 consolidated financial statements have been reclassified to conform to the 2022 presentation.

Basis of Presentation and Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2022, should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”).  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

The Company holds 60 percent interest in Dos Primos Tequila, LLC (“Dos Primos”). The Company consolidated Dos Primos activity on the financial statements and presented the 40 percent non-controlling interest portion on a separate line.

Use of Estimates.  The financial reporting policies of the Company conform to GAAP.  The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The application of certain of these policies places demands on management’s judgment, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain, inclusive of the effects related to the COVID-19 pandemic.  For all of these policies, management cautions that future events rarely develop as forecast, and estimates routinely require adjustment and may require material adjustment.

Inventory.  Inventory includes finished goods, raw materials in the form of agricultural commodities used in the production process as well as bottles, caps, and labels used in the bottling process, and certain maintenance and repair items.  Bourbons and whiskeys, included in inventory, are normally aged in barrels for several years, following industry practice; all barreled bourbon and whiskey is classified as a current asset. The Company includes warehousing, insurance, and other carrying charges applicable to barreled whiskey in inventory costs.

Inventories are stated at lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	March 31, 2022	December 31, 2021
Finished goods	$40,842	$35,362
Barreled distillate (bourbons and whiskeys)	180,074	174,080
Raw materials	26,316	24,981
Work in process	1,269	1,261
Maintenance materials	9,446	9,179
Other	1,570	1,081
Total	$259,517	$245,944

Revenue Recognition. Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration it expects to be entitled to receive in exchange for the performance obligations. The term between invoicing and when payment is due is not significant and the period between when the entity transfers the promised good or service to the customer and when the customer pays for that good or service is one year or less.

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

The Company’s Distilling Solutions segment routinely enters into bill and hold arrangements, whereby the Company produces and sells aged and unaged distillate to customers, and the product is barreled at the customer’s request and warehoused at a Company location for an extended period of time in accordance with directions received from the Company’s customers. Even though the aged and unaged distillate remains in the Company’s possession, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in bill and hold transactions when: customer acceptance specifications have been met, legal title has transferred, the customer has a present obligation to pay for the product, and the risk and rewards of ownership have transferred to the customer. Additionally, all of the following bill and hold criteria have to be met in order for control to be transferred to the customer: the reason for the bill and hold arrangement is substantive - the customer has requested the product be warehoused, the product has been identified as separately belonging to the customer, the product is currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or direct it to another customer.

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

Sales in the Branded Spirits segment reflect reductions attributable to consideration given to customers in incentive programs, including discounts and allowances for certain volume targets. These allowances and discounts are not estimated, are not for distinct goods, and paid only when the depletion volume targets are achieved by the customer. The amounts reimbursed to customers are determined based on agreed-upon amounts and are recorded as a reduction of revenue.

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

Earnings Per Share (“EPS”).  Basic and diluted EPS is computed using the two-class method, which is an earnings allocation formula that determines net income per share for each class of Common Stock and participating security according to dividends declared and participation rights in undistributed earnings.  Basic EPS amounts are computed by dividing net income attributable to common shareholders by the weighted average shares outstanding during each period. Diluted EPS is computed using the if-converted method by dividing the net income attributable to common shareholders by the weighted average shares outstanding, inclusive of the impacts of the Convertible Senior Notes, except for where the result would be anti-dilutive as of the balance sheet date.

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

Goodwill and Indefinite-Lived Intangible Assets. The Company records goodwill and other indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and other indefinite-lived intangible assets to its respective reporting units. The Company evaluates goodwill for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. To the extent that the carrying amount exceeds fair value, an impairment of goodwill is recognized. Judgment is required in the determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. The Company separately evaluates indefinite-lived intangible assets for impairment. As of March 31, 2022, the Company determined that goodwill and indefinite-lived intangible assets were not impaired.

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

The Company’s short-term financial instruments include cash and cash equivalents, accounts receivables and accounts payable.  The carrying value of the short-term financial instruments approximates the fair value due to their short term nature. These financial instruments have no stated maturities or the financial instruments have short term maturities that approximate market.

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $257,784 and $272,971 at March 31, 2022 and December 31, 2021, respectively. The financial statement carrying value of total debt was $232,677 (including unamortized loan fees) and $233,399 (including unamortized loan fees) at March 31, 2022 and December 31, 2021, respectively.  These fair values are considered Level 2 under the fair value hierarchy. Fair value disclosure for deferred compensation plan investments is included in Note 9.

Equity Method Investments. The Company holds 50 percent interests in DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S.de R.L. de C.V. (“Agricola”) (combined “LMX”), which are accounted for as equity method investments since the date of acquisition and is considered an affiliate of the Company. The investment in LMX, which is recorded in Investment in joint ventures on the Condensed Consolidated Balance Sheet, was $6,366 and $4,944 at March 31, 2022 and December 31, 2021, respectively. During the quarter ended March 31, 2022, the Company recorded a $394 gain from our equity method investments, which is recorded in Other income, net on the Condensed Consolidated Statement of Income. During the quarter ended March 31, 2022, the Company purchased $8,391 of bulk beverage alcohol from LMX.

Recently Adopted Accounting Standard Updates. The Company did not adopt any new Accounting Standard Updates during the quarter ended March 31, 2022.

Note 2.  Revenue

The Company generates revenues from the Distilling Solutions segment by the sale of products and by providing warehouse services related to the storage and aging of customer products. The Company generates revenues from the Branded Spirits segment by the sale of products and by providing contract bottling services. The Company generates revenues from Ingredient Solutions segment by the sale of products. Revenue related to sales of products is recognized at a point in time whereas revenue generated from warehouse services and contract bottling services are recognized over time. Contracts with customers include a single performance obligation (either the sale of products, the provision of warehouse services or contract bottling services). The following table presents the Company’s sales by segment and major products and services:

	Quarter Ended March 31,
	2022	2021
Distilling Solutions
Brown goods	$62,145	$43,041
White goods	20,086	16,657
Premium beverage alcohol	82,231	59,698
Industrial alcohol	11,495	17,336
Food grade alcohol	93,726	77,034
Fuel grade alcohol	3,282	2,517
Distillers feed and related co-products	8,917	4,972
Warehouse services	5,584	4,101
Total Distilling Solutions	111,509	88,624

Branded Spirits
Ultra premium	12,597	126
Super premium	2,946	411
Premium	6,140	26
Mid	19,273	—
Value	11,299	—
Other	3,496	7
Total Branded Spirits	55,751	570

Ingredient Solutions
Specialty wheat starches	15,203	10,222
Specialty wheat proteins	9,419	6,046
Commodity wheat starches	3,353	2,283
Commodity wheat proteins	—	578
Total Ingredient Solutions	27,975	19,129

Total sales	$195,235	$108,323

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

For tax purposes, the transaction was structured partially as a tax-free reorganization and partially as a taxable acquisition, as defined in the Internal Revenue Code. The amount transferred in a tax deferred manner, under the tax-free reorganization rules, did not create additional tax basis for the Company. The taxable component of the transaction created additional tax basis and a corresponding future tax deduction for the Company.

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

Goodwill of $223,556, none of which is to be deductible for tax purposes, represents the excess of the consideration transferred over the estimated fair value of assets acquired net of liabilities assumed. The Intangible assets acquired includes indefinite-lived intangible assets, trade names, with an estimated fair value of $178,100 and definite-lived intangible assets, distributor relationships, with an estimated fair value of $41,400 and a useful life of 20 years. The trade names and distributor relationships acquired by the Company have been recorded at the estimated fair values using the relief from royalty method and multi-period earnings method, respectively. Management engaged a third party valuation specialist to assist in the valuation analysis of certain acquired assets including trade name and distributor relationship.

Pro Forma Information. The following table summarizes the unaudited pro forma financial results for the quarter ended March 31, 2021, as if the Merger had occurred on January 1, 2020:

Pro Forma Financial Information
Quarter Ended March 31,
2021
Sales	$152,693
Net income	16,843
Basic and diluted earnings per share	0.76

The pro forma results are adjusted for items that are non-recurring in nature and directly attributable to the Merger, including the income tax effect of the adjustments. Merger related costs incurred by the Company of $1,890 is assumed to have been incurred on January 1, 2020. Merger related costs incurred by Luxco of $3,132 were excluded from the quarter ended March 31, 2021 pro forma results. Other acquired tangible and intangible assets are assumed to be recorded at estimated fair value on January 1, 2020 and are amortized or depreciated over their estimated useful lives.

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

Note 4. Goodwill and Intangible Assets

Definite-Lived Intangible Assets. The Company has a definite-lived intangible asset which was acquired as a result of the Merger. The distributor relationships have a carrying value of $39,330, net of accumulated amortization of $2,070. The distributor relationships have a useful life of 20 years. The amortization expense for the quarter ended March 31, 2022 was $518.

As of March 31, 2022, the expected future amortization expense related to definite-lived intangibles assets are as follows:

Remainder of 2022	$1,552
2023	2,070
2024	2,070
2025	2,070
2026	2,070
Thereafter	29,498
Total	$39,330

Goodwill and Indefinite-Lived Intangible Assets. The Company records goodwill and indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and indefinite-lived intangible assets to its respective reporting units.

Changes in carrying amount of goodwill by business segment were as follows:

	Distilling Solutions	Branded Spirits	Ingredient Solutions	Total
Balance, December 31, 2021	$—	$226,294	$—	$226,294
Acquisitions	—	—	—	—
Balance, March 31, 2022	$—	$226,294	$—	$226,294

Changes in carrying amount of trade name intangible assets by business segment were as follows:

	Distilling Solutions	Branded Spirits	Ingredient Solutions	Total
Balance, December 31, 2021	$—	$178,990	$—	$178,990
Acquisitions	—	—	—	—
Balance, March 31, 2022	$—	$178,990	$—	$178,990

Note 5.  Corporate Borrowings

The following table presents the Company’s outstanding indebtedness:

Description(a)	March 31, 2022	December 31, 2021
Credit Agreement - Revolver, 1.45% (variable rate) due 2025	$—	$—
Convertible Senior Notes, 1.88% (fixed rate) due 2041	201,250	201,250
Note Purchase Agreement
Senior Secured Notes, 3.53% (fixed rate) due 2027	17,600	18,400
Senior Secured Notes, 3.80% (fixed rate) due 2029	20,000	20,000
Other long-term borrowings	196	203
Total indebtedness outstanding	239,046	239,853
Less unamortized loan fees(b)	(6,369)	(6,454)
Total indebtedness outstanding, net	232,677	233,399
Less current maturities of long-term debt	(3,228)	(3,227)
Long-term debt and Credit Agreement - Revolver	$229,449	$230,172
(a) Interest rates are as of March 31, 2022.
(b) Loan fees are being amortized over the life of the Credit Agreement and Note Purchase Agreement.

Credit Agreement. On February 14, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with multiple participants led by Wells Fargo Bank, National Association (“Wells Fargo Bank”) that matures on February 14, 2025. The Credit Agreement provided for a $300,000 revolving credit facility. On May 14, 2021, the Credit Agreement was amended to increase the principal amount to $400,000 and to increase the amount of the revolving credit facility by up to an additional $100,000. The Credit Agreement includes certain requirements and covenants, which the Company was in compliance with at March 31, 2022. As of March 31, 2022, the Company had no outstanding borrowings under the Credit Agreement leaving $400,000 available. The cash portion of the Merger Consideration, the repayment of assumed debt, and transaction-related expenses were financed with $242,300 borrowings under the Credit Agreement which was drawn down on April 1, 2021.

Convertible Senior Notes. On November 16, 2021, the Company issued $201,250 in aggregate principle of 1.875% convertible senior notes due in 2041 (“2041 Notes”). The total aggregate principal amount includes $26,250 aggregate principal amount of 2041 Notes purchased by the initial purchasers in the offering pursuant to their exercise in full of their option to purchase additional notes under the purchase agreement for the offering. The 2041 Notes were issued pursuant to an indenture, dated as of November 16, 2021 ( the “Indenture”), by and among the Company, as issuer, Luxco, Inc., MGPI Processing, Inc. and MGPI of Indiana, LLC as subsidiary guarantors, and U.S. Bank National Association, as trustee. The 2041 Notes are senior, unsecured obligations of the Company and interest is payable semi-annually in arrears at a fixed interest rate of 1.875% on May 15 and November 15 of each year. The 2041 Notes mature on November 15, 2041 (“Maturity Date”) unless earlier repurchased, redeemed or converted, per the agreement. Upon conversion, the Company will pay cash up to the aggregate principle amount of the 2041 Notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at its election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2041 Notes being converted.

Note Purchase Agreements. The Company’s Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”), with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc., provides for the issuance of up to $105,000 of Senior Secured Notes (or any higher amount solely to the extent PGIM, Inc. has provided written notice to the Company of its authorization of such a higher amount) and issuance of $20,000 of Senior Secured Notes. On July 29, 2021, PGIM, Inc. (“Prudential”) provided the Company notice pursuant to Section 1.2 of the Note Agreement that Prudential has authorized an increase in the amount of the senior promissory notes that may be issued under the uncommitted shelf facility under the Note Agreement from $105,000 to $140,000, effective as of July 29, 2021. The deadline for issuing the notes under the shelf facility is August 23, 2023.

During 2017, the Company issued $20,000 of Senior Secured Notes with a maturity date of August 23, 2027. During 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Note Purchase Agreement includes certain requirements and covenants, which the Company was in compliance with at March 31, 2022.

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
Income tax expense for the quarter ended March 31, 2022, was $11,165 for an effective tax rate of 23.0 percent. The effective tax rate differed from the 21 percent federal statutory rate on pretax income primarily due to state income taxes, income taxes on foreign subsidiaries, partially offset by state and federal tax credits, and the deduction applicable to export activity.

Income tax expense for the quarter ended March 31, 2021, was $4,615 for an effective tax rate of 23.0 percent. The effective tax rate differed from the 21 percent federal statutory rate on pretax income primarily due to state taxes, nondeductible transaction costs, partially offset by state and federal tax credits and the deduction applicable to export activity.

Note 7.  Equity and EPS

The computations of basic and diluted EPS:

	Quarter Ended March 31,
	2022	2021
Operations:
Net income(a)	$37,371	$15,427
Net loss attributable to noncontrolling interest	66	—
Income attributable to participating securities (unvested shares and units)(b)	(318)	(146)
Net income used in EPS calculation	$37,119	$15,281

Basic and diluted weighted average common shares(c)	21,989,100	16,928,003

Basic and diluted EPS	$1.69	$0.90
(a)Net income attributable to all shareholders.
(b)Participating securities included 189,297 and 162,496 unvested restricted stock units (“RSUs”), at March 31, 2022 and 2021, respectively.
(c)Under the two-class method, basic and diluted weighted average common shares at March 31, 2022 and 2021 exclude unvested participating securities.

Share Issuance. On April 1, 2021, as part of the consideration for the Merger, the Company issued 5,007,833 shares of common stock. In September 2021, the parties finalized the purchase price adjustments, which increased stock consideration by an additional 1,373 shares from the preliminary amounts that were paid at closing.

Share Repurchase. On February 25, 2019, MGP’s Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019, through February 27, 2022. The Company did not renew the share repurchase program upon its expiration. Under the share repurchase program, the Company could have repurchased stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. The Company did not repurchase any shares during the quarter ended March 31, 2022.

Common Stock Share Activity.

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2021	437	21,964,314
Issuance of Common Stock	—	29,807
Repurchase of Common Stock (a)	—	(9,021)
Balance, March 31, 2022	437	21,985,100

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2020	437	16,915,862
Issuance of Common Stock	—	35,114
Repurchase of Common Stock (a)	—	(10,376)
Balance, March 31, 2021	437	16,940,600
(a)The Common Stock repurchases were for tax withholding on equity based compensation

Note 8.  Commitments and Contingencies

There are various legal and regulatory proceedings involving the Company and its subsidiaries.  The Company accrues estimated costs for a contingency when management believes that a loss is probable and can be reasonably estimated.

Shareholder matters. On May 11, 2020, Mitchell Dorfman, a shareholder in MGP, filed an action in the United States District Court for the District of Kansas, under the caption Dorfman, derivatively on behalf of MGP Ingredients v. Griffin, et al., Case 2:20-cv-02239. On June 4, 2020, Justin Carter, a shareholder in MGP, filed an action in the United States District Court for the

District of Kansas, under the caption Carter, derivatively on behalf of MGP Ingredients v. Griffin, et al., Case 2:20-cv-02281. On June 18, 2020, Alexandra Kearns, a shareholder in MGP, filed an action in the District Court of Atchison County, Kansas, under the caption Kearns, derivatively on behalf of MGP Ingredients v. Griffin, et al., Case 2020-CV-000042. The defendants are certain of the Company’s current and former officers and directors. The Company is a nominal defendant in each action. Plaintiffs allege that the Company was damaged as a result of the commencement of securities litigation against defendants, the repurchase of Company stock at artificially inflated prices, and compensation paid to the individual defendants. The Complaint in Dorfman asserts claims for violations of Sections 14(a), 10(b), and 20(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, waste of corporate assets, and unjust enrichment. The Complaint in Carter asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, waste of corporate assets, and unjust enrichment. The Petition in Kearns asserts claims for breach of fiduciary duties, waste of corporate assets, and unjust enrichment. The pleadings pray for an award of compensatory damages, including interest, in favor of the Company, for equitable relief related to the Company’s corporate governance, for disgorgement of compensation, and for an award of attorneys’ fees and costs.

On August 31, 2021, the court dismissed with prejudice the securities litigation on which some of the derivative claims were based. On January 4, 2022, the court dismissed the Carter action. On January 11, 2022, the court dismissed the Dorfman action. On February 2, 2022, the plaintiffs and defendants entered into a stipulation of dismissal of the Kearns action. The federal claims alleged in Carter were dismissed with prejudice. All other derivative claims were dismissed without prejudice.

2016 Atchison Chemical Release. A chemical release occurred at the Company’s Atchison facility on October 21, 2016, which resulted in emissions venting into the air (“the Atchison Chemical Release”). Private plaintiffs initiated legal proceedings against the Company for damages resulting from the Atchison Chemical Release. The Company reached a settlement with the plaintiffs in December 2021 and the legal proceedings were dismissed with prejudice in January 2022.

Note 9.  Employee and Non-Employee Benefit Plans

Share-Based Compensation Plans.  The Company’s share-based compensation plans provide for the awarding of stock options, stock appreciation rights, shares of restricted stock (“Restricted Stock”), and RSUs for senior executives and salaried employees, as well as non-employee directors. The Company has two active equity-based compensation plans: the Employee Equity Incentive Plan of 2014 (the “2014 Plan”) and the Non-Employee Director Equity Incentive Plan (the “Directors’ Plan”).

As of March 31, 2022, 585,353 RSUs had been granted of the 1,500,000 shares approved under the 2014 Plan, and 122,740 shares had been granted of the 300,000 shares approved under the Directors’ Plan. As of March 31, 2022, there were 191,767 unvested RSUs under the Company’s long-term incentive plans and 189,297 were participating securities (Note 7).

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan (“EDC Plan”) effective as of June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company’s obligations under this plan will change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the plan. Realized and unrealized gains (losses) on deferred compensation plan investments were included as a component of Other income, net on the Company’s Condensed Consolidated Statements of Income for the quarter ended March 31, 2022. For quarter ended March 31, 2022, the Company had a loss on deferred compensation plan investments of $339. For quarter ended March 31, 2021, the Company had a gain on deferred compensation plan investments of $30.

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

At March 31, 2022 and December 31, 2021, the EDC Plan investments were $3,071 and $3,072, respectively, which were recorded in Other assets on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan current liabilities were $617 at both March 31, 2022 and December 31, 2021, which were included in Accrued expenses and other on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan non-current liabilities were $2,565 and $2,981 at March 31, 2022 and

December 31, 2021, respectively, and were included in Other noncurrent liabilities on the Company’s Condensed Consolidated Balance Sheets.

Note 10.  Operating Segments

At March 31, 2022, the Company had three segments: Distilling Solutions, Branded Spirits, and Ingredient Solutions. The Distilling Solutions segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry) and fuel grade alcohol. The Distilling Solutions segment also includes warehouse services, including barrel put away, storage, retrieval, and blending services. The Branded Spirits segment consists of producing, importing, bottling and rectifying of distilled spirits. Ingredient Solutions segment consists of specialty starches and proteins and commodity starches and proteins.

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

	Quarter Ended March 31,
	2022	2021
Sales to Customers
Distilling Solutions	$111,509	$88,624
Branded Spirits	55,751	570
Ingredient Solutions	27,975	19,129
Total	$195,235	$108,323

Gross Profit
Distilling Solutions	$38,933	$28,245
Branded Spirits	24,782	86
Ingredient Solutions	8,106	3,968
Total	$71,821	$32,299

Depreciation and Amortization
Distilling Solutions	$2,861	$2,573
Branded Spirits	1,782	10
Ingredient Solutions	612	475
Corporate	366	253
Total	$5,621	$3,311

Income (loss) before Income Taxes
Distilling Solutions	$37,992	$26,863
Branded Spirits	10,786	(1,224)
Ingredient Solutions	7,471	3,172
Corporate	(7,713)	(8,769)
Total	$48,536	$20,042

The following table allocates assets to each segment as of:

	March 31, 2022	December 31, 2021
Identifiable Assets
Distilling Solutions	$317,767	$314,816
Branded Spirits	677,283	658,826
Ingredient Solutions	55,185	43,009
Corporate	26,584	24,816
Total	$1,076,819	$1,041,467

Note 11.  Subsequent Events

Dividend. On May 5, 2022, the Company’s Board of Directors declared a quarterly dividend payable to stockholders of record as of May 20, 2022, of the Company’s Common Stock, and a dividend equivalent payable to holders of certain RSUs as of May 20, 2022, of $0.12 per share and per unit, payable on June 3, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, unless otherwise noted)

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-Q contains forward looking statements as well as historical information.  All statements, other than statements of historical facts, regarding the prospects of our industry and our prospects, plans, financial position, and strategic plan may constitute forward looking statements.  In addition, forward looking statements are usually identified by or are associated with such words as “intend,” “plan,” “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will,” “could,” “encouraged,” “opportunities,” “potential,” and/or the negatives or variations of these terms or similar terminology.  Forward looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied in the forward looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward looking statements is included in the section titled “Risk Factors” (Item 1A) of our Annual Report on Form 10-K for the year ended December 31, 2021. Forward looking statements are made as of the date of this report, and we undertake no obligation to update or revise publicly any forward looking statements, whether because of new information, future events or otherwise.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q, as well as our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations - General, set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

RESULTS OF OPERATIONS

Consolidated Results

The table below details the consolidated results for the quarters ended March 31, 2022 and 2021:

	Quarter Ended March 31,
	2022	2021	2022 v. 2021
Sales	$195,235	$108,323	80.2%
Cost of sales	123,414	76,024	62.3
Gross profit	71,821	32,299	122.4
Gross margin %	36.8%	29.8%	7.0	pp(a)
Advertising and promotion expenses	5,504	853	545.3
Selling, general, and administrative (“SG&A”) expenses	16,266	10,946	48.6
Other operating income, net	(29)	—	N/A
Operating income	50,080	20,500	144.3
Operating margin %	25.7%	18.9%	6.8	pp
Interest expense	(1,598)	(488)	(227.5)
Other income, net	54	30	80.0
Income before income taxes	48,536	20,042	142.2
Income tax expense	11,165	4,615	141.9
Effective tax expense rate %	23.0%	23.0%	—	pp
Net income	$37,371	$15,427	142.2%
Net income margin %	19.1%	14.2%	4.9	pp
(a) Percentage points (“pp”).

Sales - Sales for quarter ended March 31, 2022 were $195,235, an increase of 80.2 percent compared to the year-ago quarter, which was the result of increased sales in the Branded Spirits, Distilling Solutions, and Ingredient Solutions segments. Within the Branded Spirits segment, sales were up 9,680.9 percent, due to the additional brands acquired as part of the April 1, 2021 merger with Luxco, Inc. (“Luxco”). Within the Distilling Solutions segment, sales were up 25.8 percent, primarily due to an increase in the sales of brown goods within premium beverage alcohol. Within the Ingredient Solutions segment, sales were up 46.2 percent, primarily due to increased sales of specialty wheat starches and proteins (see Segment Results).

Gross profit - Gross profit for quarter ended March 31, 2022 was $71,821, an increase of 122.4 percent compared to the year-ago quarter. The increase was driven by an increase in gross profit in Branded Spirits, Distilling Solutions, and Ingredient Solutions segments. In the Branded Spirits segment, gross profit increased by $24,696 or 28,716.3 percent. In the Distilling Solutions segment, gross profit increased by $10,688, or 37.8 percent. In the Ingredient Solutions segment, gross profit increased by $4,138, or 104.3 percent (see Segment Results).

Advertising and promotion expenses - Advertising and promotion expenses for quarter ended March 31, 2022 were $5,504, an increase of 545.3 percent compared to the year-ago quarter. The increase in Advertising and promotion expenses was primarily driven by the assumption of Luxco’s Advertising and promotion expenses.

SG&A expenses - SG&A expenses for quarter ended March 31, 2022 were $16,266, an increase of 48.6 percent compared to the year-ago quarter. The increase in SG&A expenses was primarily driven by the assumption of Luxco’s SG&A expenses.

Operating income - Operating income for quarter ended March 31, 2022 increased to $50,080 from $20,500 for quarter ended March 31, 2021, primarily due to an increase in gross profit in the Branded Spirits, Distilling Solutions and Ingredient Solutions segments, partially offset by the increase in the previously described Advertising and promotion expenses and SG&A expenses.

Operating income, quarter versus quarter	Operating Income	Change
Operating income for quarter ended March 31, 2021	$20,500
Increase in gross profit - Branded Spirits segment(a)	24,696	120.5	pp(b)
Increase in gross profit - Distilling Solutions segment(a)	10,688	52.1	pp
Increase in gross profit - Ingredient Solutions segment(a)	4,138	20.2	pp
Increase in Advertising and promotion expenses	(4,651)	(22.7)	pp
Increase in SG&A expenses	(5,320)	(26.0)	pp
Increase in Other operating income, net	29	0.1	pp
Operating income for quarter ended March 31, 2022	$50,080	144.3%

(a) See segment discussion.
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for quarter ended March 31, 2022 was $11,165, for an effective tax rate of 23.0 percent. Income tax expense for the quarter ended March 31, 2021, was $4,615, for an effective tax rate of 23.0 percent. The increase in Income tax expense, quarter versus quarter, was due to higher Income before income taxes.

Earnings per share (“EPS”) - EPS was $1.69 for quarter ended March 31, 2022, compared to $0.90 for quarter ended March 31, 2021. The change in EPS, quarter versus quarter, was primarily due to an increase in Operating income, partially offset by an increase in shares outstanding.

Change in basic and diluted EPS, quarter versus quarter	Basic and Diluted EPS	Change
Basic and diluted EPS for quarter ended March 31, 2021	$0.90
Increase in Operating income(a)	1.34	148.9	pp(b)
Change in income allocated to participating securities	0.01	1.1	pp
Change in interest expense, net(a)	(0.05)	(5.6)	pp
Change in weighted average shares outstanding	(0.51)	(56.7)	pp
Basic and diluted EPS for quarter ended March 31, 2022	$1.69	87.7%
(a) Item is net of tax based on the effective tax rate for the base year (2021).
(b) Percentage points (“pp”).

SEGMENT RESULTS

Distilling Solutions

The following tables show selected financial information for the Distilling Solutions segment for the quarters ended March 31, 2022 and 2021.

	DISTILLING SOLUTIONS SALES
	Quarter Ended March 31,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2022	2021	$ Change	% Change
Brown goods	$62,145	$43,041	$19,104	44.4%
White goods	20,086	16,657	3,429	20.6
Premium beverage alcohol	82,231	59,698	22,533	37.7
Industrial alcohol	11,495	17,336	(5,841)	(33.7)
Food grade alcohol	93,726	77,034	16,692	21.7
Fuel grade alcohol	3,282	2,517	765	30.4
Distillers feed and related co-products	8,917	4,972	3,945	79.3
Warehouse services	5,584	4,101	1,483	36.2
Total Distilling Solutions	$111,509	$88,624	$22,885	25.8%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Premium beverage alcohol	37.7%	20.5%	17.2%

	Other Financial Information
	Quarter Ended March 31,		Quarter versus Quarter Increase / (Decrease)
	2022	2021	$ Change	% Change
Gross profit	$38,933	$28,245	$10,688	37.8%
Gross margin %	34.9%	31.9%		3.0	pp(d)
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
(d) Percentage points (“pp”).

Total sales of Distilling Solutions for quarter ended March 31, 2022 increased by $22,885, or 25.8 percent, compared to the prior year quarter. Sales of brown goods within premium beverage alcohol, distillers feed and related co-products, white goods within premium beverage alcohol, warehouse services, and fuel grade alcohol increased while industrial alcohol decreased compared to the prior year quarter. The increase in sales of brown goods was driven by higher sales volume and higher average selling price. The increase in sales of distillers feed and related co-products was due to higher average selling price, partially offset by lower sales volumes, both of which primarily resulted from the 2020 Dryer Fire Incident. The increase in sales of white goods and fuel grade alcohol was driven by higher average selling price and higher sales volume. These increases were partially offset by a decrease in sales of industrial alcohol which was driven by lower sales volume due to the discontinuing of ICP third party sales and marketing services, partially offset by higher average selling price.

Gross profit increased quarter versus quarter by $10,688, or 37.8 percent. Gross margin for the quarter ended March 31, 2022 increased to 34.9 percent from 31.9 percent for the prior year quarter. The increase in gross profit was primarily due to higher average selling price and higher sales volume on brown goods as well higher average selling price of distillers feed and related co-products and white goods. These increases were partially offset by higher input costs of distillers feed and related co-products, industrial alcohol and white goods.

Branded Spirits

The following tables show selected financial information for the Branded Spirits segment for the quarters ended March 31, 2022 and 2021.

	BRANDED SPIRITS SALES
	Quarter Ended March 31,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2022	2021	$ Change	% Change
Ultra premium	$12,597	$126	$12,471	9,897.6%
Super premium	2,946	411	2,535	616.8
Premium	6,140	26	6,114	23,515.4
Mid	19,273	—	19,273	N/A
Value	11,299	—	11,299	N/A
Other	3,496	7	3,489	49,842.9
Total Branded Spirits	$55,751	$570	$55,181	9,680.9%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	9,680.9%	37,466.2%	(27,785.3)%

	Other Financial Information
	Quarter Ended March 31,		Quarter versus Quarter Increase / (Decrease)
	2022	2021	$ Change	% Change
Gross profit	$24,782	$86	$24,696	28,716.3%
Gross margin %	44.5%	15.1%		29.4	pp(d)
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
(d) Percentage points (“pp”).

Total sales of Branded Spirits for quarter ended March 31, 2022 increased by $55,181, or 9,680.9 percent compared to the prior year quarter. Sales across all pricing tiers increased compared to the prior year quarter, primarily due to the additional brands acquired as part of the April 1, 2021 Merger.

Gross profit increased quarter versus quarter by $24,696, or 28,716.3 percent. Gross margin for the quarter ended March 31, 2022 increased to 44.5 percent from 15.1 percent for the prior year quarter. The increase in gross profit was primarily due to the additional brands acquired as part of the Merger.

Ingredient Solutions

The following tables show selected financial information for the Ingredient Solutions segment for the quarters ended March 31, 2022 and 2021.

	INGREDIENT SOLUTIONS SALES
	Quarter Ended March 31,		Quarter versus Quarter Sales Change Increase / (Decrease)
	2022	2021	$ Change	% Change
Specialty wheat starches	$15,203	$10,222	$4,981	48.7%
Specialty wheat proteins	9,419	6,046	3,373	55.9
Commodity wheat starches	3,353	2,283	1,070	46.9
Commodity wheat proteins	—	578	(578)	N/A
Total Ingredient Solutions	$27,975	$19,129	$8,846	46.2%

	Change in Quarter versus Quarter Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	46.2%	23.7%	22.5%

	Other Financial Information
	Quarter Ended March 31,		Quarter versus Quarter Increase / (Decrease)
	2022	2021	$ Change	% Change
Gross profit	$8,106	$3,968	$4,138	104.3%
Gross margin %	29.0%	20.7%		8.3	pp(d)

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
(d) Percentage points (“pp”).

Total Ingredient Solutions sales for quarter ended March 31, 2022 increased by $8,846, or 46.2 percent, compared to the prior year quarter. The increase was primarily driven by higher sales of specialty wheat starches and proteins, and commodity wheat starches due to higher sales volume and higher average selling price. These increases were partially offset by a decrease in sales volume of commodity wheat proteins.
Gross profit increased quarter versus quarter by $4,138, or 104.3 percent. Gross margin for the quarter ended March 31, 2022 increased to 29.0 percent from 20.7 percent for the prior year quarter. The increase in gross profit was primarily driven by higher average selling price and higher sales volume of specialty wheat proteins and starches and commodity wheat starches, partially offset by higher input costs for specialty wheat starches and commodity starches. Gross profit in the prior year quarter was impacted by a temporary curtailment of natural gas usage due to extreme weather conditions which caused the Company to shut down the Atchison facilities for several days.

CASH FLOW, FINANCIAL CONDITION AND LIQUIDITY

We believe our financial condition continues to be of high quality, as evidenced by our ability to generate adequate cash from operations while having ready access to capital at competitive rates.

Operating cash flow and borrowings through our Credit Agreement, Convertible Senior Notes and Note Purchase Agreement (Note 5) provide the primary sources of cash to fund operating needs and capital expenditures. These same sources of cash are used to fund shareholder dividends and other discretionary uses. Our overall liquidity reflects our strong business results and an effective cash management strategy that takes into account liquidity management, economic factors, and tax considerations. We expect our sources of cash to be adequate to provide for budgeted capital expenditures, potential merger or acquisitions, and anticipated operating requirements for the foreseeable future.

Cash Flow Summary

	Quarter Ended March 31,		Changes, year versus year Increase / (Decrease)
	2022	2021
Cash provided by operating activities	$22,230	$16,990	$5,240

Cash used in investing activities	(12,033)	(13,340)	1,307

Cash used in financing activities	(4,182)	(2,726)	(1,456)

Effect of exchange rate changes on cash	(288)	—	(288)

Increase in cash and cash equivalents	$5,727	$924	$4,803

Cash increased $5,727 for quarter ended March 31, 2022, compared to an increase of $924 for quarter ended March 31, 2021, for a net increase in cash of $4,803, period versus period.

Operating Activities. Cash provided by operating activities for quarter ended March 31, 2022 was $22,230. The cash provided by operating activities resulted primarily from net income of $37,371, adjustments for non-cash or non-operating charges of $6,971, including depreciation and amortization, and share-based compensation, partially offset by cash used in operating assets and liabilities of $22,112. The primary drivers of the changes in operating assets and liabilities were $13,696 use of cash related to an increase in inventories, primarily barreled distillate, $9,601 use of cash related to increased accounts receivables, net due to increased sales during the quarter, and $8,896 use of cash related accrued expenses and other primarily related to an incentive compensation payout. These uses of cash were partially offset by $5,437 cash provided by an increase in income taxes payable and $4,638 cash provided by accounts payable.

Cash provided by operating activities for quarter ended March 31, 2021 was $16,990. The cash provided by operating activities resulted primarily from net income of $15,427, adjustments for non-cash or non-operating charges of $5,892, including depreciation and amortization, and share-based compensation, partially offset by uses of cash due to changes in operating assets and liabilities of $4,329. The primary drivers of the changes in operating assets and liabilities were $8,278 use of cash related to a decrease in accrued expenses primarily related to incentive compensation expenses, $4,348 use of cash related to an increase in accounts receivables, net due to increased sales during the quarter as well as an increase in insurance recoveries, and $1,084 use of cash related to an increase in prepaid expenses due to an increase in prepaid insurance. These uses of cash were partially offset by $5,237 cash provided by an increase in income taxes payable and $4,924 use of cash related to an increase in inventories, primarily barreled distillate.

Investing Activities. Cash used in investing activities for quarter ended March 31, 2022 was $12,033, which primarily resulted from additions to property, plant and equipment of $10,642 (see Capital Spending). Cash used in investing activities for quarter ended March 31, 2021 was $13,340, which primarily resulted from additions to property, plant and equipment of $12,059 (see Capital Spending).

Capital Spending. We manage capital spending to support our business growth plans. We have incurred $5,074 and $9,821 of capital expenditures and have paid $10,642 and $12,059 for capital expenditures for quarter ended March 31, 2022 and 2021, respectively. The difference between the amount of capital expenditures incurred and amount paid is due to the change in capital expenditures in accounts payable. We expect approximately $47,200 in capital expenditures in 2022 which will be used for facility improvement and expansion, facility sustenance projects, and environmental health and safety projects.

Financing Activities. Cash used in financing activities for quarter ended March 31, 2022 was $4,182, due to payments of dividends and dividend equivalents of $2,661 (see Dividends and Dividend Equivalents), net payments on debt of $807 (see Long-Term and Short-Term Debt) and purchases of treasury stock of $714 (see Treasury Purchases and Share Repurchases).

Cash provided by financing activities for quarter ended March 31, 2021 was $2,726, primarily due to payments of dividends and dividend equivalents of $2,052 (see Dividends and Dividend Equivalents) and purchases of treasury stock of $674 (see Treasury Purchases and Share Repurchases).

Treasury Purchases. 29,346 RSUs vested and converted to common shares for employees during quarter ended March 31, 2022, of which we withheld and purchased for treasury 9,021 shares valued at $711 to cover payment of associated withholding taxes.

33,829 RSUs vested and converted to common shares for employees during quarter ended March 31, 2021, of which we withheld and purchased for treasury 10,376 shares valued at $674 to cover payment of associated withholding taxes.

Share Repurchases. On February 25, 2019, our Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019, through February 27, 2022. The Company did not repurchase any shares during the quarter ended March 31, 2022 and the program expired on February 27, 2022.

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared	Paid	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2022
February 22, 2022	March 11, 2022	March 25, 2022	$0.12	$0.12	$2,638	$23	$2,661

2021
February 23, 2021	March 12, 2021	March 26, 2021	$0.12	$0.12	$2,033	$19	$2,052
(a) Dividend equivalent payments on unvested participating securities.
(b) Includes estimated forfeitures.

On May 5, 2022, our Board of Directors declared a quarterly dividend payable to stockholders of record as of May 20, 2022, of the Company’s Common Stock, and a dividend equivalent payable to holders of certain RSUs as of May 20, 2022, of $0.12 per share and per unit, payable on June 3, 2022.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development and share repurchase activities) and the overall cost of capital. Total debt was $232,677 (net of unamortized loan fees of $6,369) at March 31, 2022, and $233,399 (net of unamortized loan fees of $6,454) at December 31, 2021.

Financial Condition and Liquidity. Our principal uses of cash in the ordinary course of business are for input costs used in our production processes, salaries, capital expenditures, and investments supporting our strategic plan, such as the aging of barreled distillate and potential mergers and acquisitions.  Generally, during periods when commodities prices are rising, our operations require increased use of cash to support inventory levels.

Our principal sources of cash are product sales and borrowing on our various debt agreements. Under our debt agreements, we must meet certain financial covenants and restrictions, and at March 31, 2022, we met those covenants and restrictions.

At March 31, 2022, our current assets exceeded our current liabilities by $310,802, largely due to our inventories, at cost, of $259,517. At March 31, 2022, our cash balance was $27,295 and we have used our Credit Agreement, Convertible Senior Notes and Note Purchase Agreement for liquidity purposes, with $400,000 remaining for additional borrowings. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs. While we currently believe we are well positioned with our credit agreement, we will continue to monitor the impact of the COVID-19 pandemic on our operations and liquidity needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments and dividend payments. In addition, we have strong operating results such that financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

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

Interest Rate Exposures. Our various debt agreements (Note 5) expose us to market risks arising from adverse changes in interest rates. Established procedures and internal processes govern the management of this market risk.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at March 31, 2022, a 100 basis point increase over the non-default rates actually in effect at such date would have a minimal impact on interest expense. Based on weighted average outstanding fixed-rate borrowings at March 31, 2022, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $30,914, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $39,237.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the quarter ended March 31, 2022, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. Except for internal controls related to integration activities associated with our acquisition of Luxco, there were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2021, and Note 8 to this Report on Form 10-Q for information on certain proceedings to which we are subject.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended March 31, 2022.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased		(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 through January 31, 2022	—	(a)	$—	$—	$20,947,113	(b)
February 1, 2022 through February 28, 2022	8,135	(a)	$78.64	$—	$20,947,113	(b)
March 1, 2022 through March 31, 2022	886	(a)	$83.37	$—
Total	9,021			$—

(a) Vested RSUs awarded under the 2014 Plan purchased to cover employee withholding taxes.
(b) On February 25, 2019, our Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019 through February 27, 2022. The share repurchase program was not renewed and expired on the term date of February 27, 2022.

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
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2022, and December 31, 2021, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, (v) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

MGP INGREDIENTS, INC.

Date:	May 5, 2022	By	/s/ David J. Colo
David J. Colo, President and Chief Executive Officer

Date:	May 5, 2022	By	/s/ Brandon M. Gall
Brandon M. Gall, Vice President, Finance and Chief Financial Officer