Form 10-Q
period 2022-06-30
MGP INGREDIENTS INC
filed 2022-08-04
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
21,993,346 shares of Common Stock, no par value, as of July 29, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Quarter Ended June 30,		Year to Date Ended June 30,
	2022	2021	2022	2021
Sales	$194,982	$174,939	$390,217	$283,262
Cost of sales	135,758	118,112	259,172	194,136
Gross profit	59,224	56,827	131,045	89,126
Advertising and promotion expenses	6,065	3,371	11,569	4,224
Selling, general and administrative expenses	17,859	25,793	34,125	36,739
Other operating (income) expense, net	(6)	—	(35)	—
Operating income	35,306	27,663	85,386	48,163
Interest expense, net	(1,543)	(1,104)	(3,141)	(1,592)
Other income (expense), net	(1,062)	(88)	(1,008)	(58)
Income before income taxes	32,701	26,471	81,237	46,513
Income tax expense	7,339	6,412	18,504	11,027
Net income	25,362	20,059	62,733	35,486
Net (income) loss attributable to noncontrolling interest	198	76	264	76
Net income attributable to MGP Ingredients, Inc.	25,560	20,135	62,997	35,562
Income attributable to participating securities	(217)	(150)	(535)	(299)
Net income used in Earnings Per Common Share calculation	$25,343	$19,985	$62,462	$35,263

Basic and diluted weighted average common shares	22,002,385	21,916,721	21,995,779	19,436,143

Basic and diluted Earnings Per Common Share	$1.15	$0.91	$2.84	$1.81

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarter Ended June 30,		Year to Date Ended June 30,
	2022	2021	2022	2021
Net income attributable to MGP Ingredients, Inc.	$25,560	$20,135	$62,997	$35,562
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency translation adjustment	(430)	1	(649)	7
Change in Company-sponsored post-employment benefit plan	(13)	—	(26)	49
Other comprehensive income (loss)	(443)	1	(675)	56

Comprehensive income attributable to MGP Ingredients, Inc.	25,117	20,136	62,322	35,618

Comprehensive loss attributable to noncontrolling interest	(198)	(76)	(264)	(76)
Comprehensive income	$24,919	$20,060	$62,058	$35,542

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

	June 30, 2022	December 31, 2021
Current Assets
Cash and cash equivalents	$37,415	$21,568
Receivables (less allowance for credit loss, $175 and $150 at June 30, 2022, and December 31, 2021, respectively)	105,393	92,537
Inventory	272,948	245,944
Prepaid expenses	6,768	1,510
Refundable income taxes	—	5,539
Total current assets	422,524	367,098
Property, plant, and equipment	418,040	404,149
Less accumulated depreciation and amortization	(206,055)	(196,863)
Property, plant, and equipment, net	211,985	207,286
Operating lease right-of-use assets, net	15,559	9,671
Investment in joint ventures	5,792	4,944
Intangible assets, net	217,803	218,838
Goodwill	226,294	226,294
Other assets	6,663	7,336
Total assets	$1,106,620	$1,041,467
Current Liabilities
Current maturities of long-term debt	$4,189	$3,227
Accounts payable	60,572	53,712
Federal and state excise taxes payable	7,673	6,992
Income taxes payable	141	—
Accrued expenses and other	20,681	24,869
Total current liabilities	93,256	88,800
Long-term debt, less current maturities	32,698	35,266
Convertible senior notes	195,066	194,906
Long-term operating lease liabilities	12,206	6,997
Other noncurrent liabilities	4,095	5,132
Deferred income taxes	66,226	66,101
Total liabilities	403,547	397,202
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 23,125,166 shares at June 30, 2022 and December 31, 2021; and 21,992,751 and 21,964,314 shares outstanding at June 30, 2022 and December 31, 2021, respectively	6,715	6,715
Additional paid-in capital	317,240	315,802
Retained earnings	401,915	344,237
Accumulated other comprehensive income	(321)	354
Treasury stock, at cost, 1,132,415 and 1,160,852 shares at June 30, 2022 and December 31, 2021, respectively	(21,726)	(22,357)
Total MGP Ingredients, Inc. stockholders’ equity	703,827	644,755
Noncontrolling interest	(754)	(490)
Total equity	703,073	644,265
Total liabilities and equity	$1,106,620	$1,041,467
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$62,733	$35,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,924	8,425
Share-based compensation	2,131	4,767
Deferred income taxes, including change in valuation allowance	125	(1,568)
Other, net	82	(69)
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables, net	(13,142)	7,531
Inventory	(27,508)	(408)
Prepaid expenses	266	(897)
Income taxes payable	141	1,017
Accounts payable	11,438	(12,996)
Accrued expenses and other	(4,791)	7,987
Federal and state excise taxes payable	681	716
Other, net	(61)	(2,537)
Net cash provided by operating activities	43,019	47,454

Cash Flows from Investing Activities
Additions to property, plant, and equipment	(18,087)	(18,336)
Purchase of business, net of cash acquired	—	(149,599)
Contributions to equity method investment	(1,028)	(988)
Other, net	(369)	(1,312)
Net cash used in investing activities	(19,484)	(170,235)

Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(5,322)	(4,707)
Purchase of treasury stock	(713)	(765)
Loan fees paid related to borrowings	—	(666)
Principal payments on long-term debt	(1,614)	—
Proceeds from credit agreement - revolver	—	242,300
Payments on credit agreement - revolver	—	(10,306)
Payment on assumed debt as part of the Merger	—	(87,497)
Net cash provided by (used in) financing activities	(7,649)	138,359

Effect of exchange rate changes on cash	(39)	3
Increase in cash and cash equivalents	15,847	15,581
Cash and cash equivalents, beginning of period	21,568	21,662
Cash and cash equivalents, end of period	$37,415	$37,243
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Year to Date Ended June 30, 2022
(Unaudited) (Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive income	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2021	$4	$6,715	$315,802	$344,237	$354	$(22,357)	$(490)	$644,265
Comprehensive income:
Net income (loss)	—	—	—	37,437	—	—	(66)	37,371
Other comprehensive loss	—	—	—	—	(232)	—	—	(232)
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,661)	—	—	—	(2,661)
Share-based compensation	—	—	1,373	—	—	—	—	1,373
Stock shares awarded, forfeited or vested	—	—	(604)	—	—	604	—	—
Stock shares repurchased	—	—	—	—	—	(711)	—	(711)
Balance, March 31, 2022	4	6,715	316,571	379,013	122	(22,464)	(556)	679,405
Comprehensive income:
Net income (loss)	—	—	—	25,560	—	—	(198)	25,362
Other comprehensive loss	—	—	—	—	(443)	—	—	(443)
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,658)	—	—	—	(2,658)
Share-based compensation	—	—	1,409	—	—	—	—	1,409
Stock shares awarded, forfeited or vested	—	—	(740)	—	—	740	—	—
Stock shares repurchased	—	—	—	—	—	(2)	—	(2)
Balance, June 30, 2022	$4	$6,715	$317,240	$401,915	$(321)	$(21,726)	$(754)	$703,073

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Year to Date Ended June 30, 2021
(Unaudited) (Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive income	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2020	$4	$6,715	$15,503	$262,943	$486	$(23,125)	$—	$262,526
Comprehensive income:
Net income	—	—	—	15,427	—	—	—	15,427
Other comprehensive income	—	—	—	—	55	—	—	55
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,052)	—	—	—	(2,052)
Share-based compensation	—	—	3,229	—	—	—	—	3,229
Stock shares awarded, forfeited or vested	—	—	(716)	—	—	716	—	—
Stock shares repurchased	—	—	—	—	—	(674)	—	(674)
Balance, March 31, 2021	4	6,715	18,016	276,318	541	(23,083)	—	278,511
Comprehensive income:
Net income (loss)	—	—	—	20,135	—	—	(76)	20,059
Other comprehensive income	—	—	—	—	1	—	—	1
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,653)	—	—	—	(2,653)
Share-based compensation	—	—	1,538	—	—	—	—	1,538
Stock shares awarded, forfeited, or vested	—	—	(705)	—	—	705	—	—
Stock shares repurchased	—	—	—	—	—	(91)	—	(91)
Equity consideration for Merger	—	—	296,213	—	—	—	—	296,213
Balance, June 30, 2021	$4	$6,715	$315,062	$293,800	$542	$(22,469)	$(76)	$593,578

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

Note 1.  Accounting Policies and Basis of Presentation

The Company. MGP Ingredients, Inc. (“the Company,” or “MGP”) is a Kansas corporation headquartered in Atchison, Kansas and is a leading producer and supplier of premium distilled spirits, branded spirits and food ingredients. Distilled spirits include premium bourbon and rye whiskeys and grain neutral spirits, including vodka and gin. The Company’s distilled spirits are either packaged and sold under its own brands to distributors, sold, directly or indirectly to manufacturers of other branded spirits, or direct to consumer. MGP is also a top producer of high quality industrial alcohol for use in both food and non-food applications. The Company’s protein and starch food ingredients provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. The Company’s industrial alcohol and ingredients products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries. The Company’s distillery products are derived from corn and other grains (including rye, barley, wheat, barley malt, and milo), and its ingredient products are derived primarily from wheat flour.
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

Basis of Presentation and Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter and year to date ended June 30, 2022, should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”).  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

The Company holds 60 percent interest in Dos Primos Tequila, LLC (“Dos Primos”). The Company consolidated Dos Primos’ activity on the financial statements and presented the 40 percent non-controlling interest portion on a separate line.

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

Immaterial Correction to Prior Period Financial Statements. During the quarter ended June 30, 2022, the Company identified an immaterial correction related to gross amounts of Property, plant and equipment and Accumulated depreciation and amortization in the Condensed Consolidated Balance Sheet as of December 31, 2021. The Company performed a materiality assessment, considering both quantitative and qualitative factors, which resulted in the determination that the correction to the financial statements is immaterial. As such, the Company corrected the December 31, 2021 gross balances for Property, plant, and equipment and Accumulated depreciation and amortization on the Condensed Consolidated Balance Sheet reported in this Form 10-Q by equal and offsetting amounts, which resulted in no change to the balance of Property, plant, and equipment, net.

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

Inventories are stated at lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	June 30, 2022	December 31, 2021
Finished goods	$46,859	$35,362
Barreled distillate (bourbons and whiskeys)	184,926	174,080
Raw materials	28,176	24,981
Work in process	2,124	1,261
Maintenance materials	9,614	9,179
Other	1,249	1,081
Total	$272,948	$245,944

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

The Company’s Distilling Solutions segment routinely enters into bill and hold arrangements, whereby the Company produces and sells aged and unaged distillate to customers, and the product is barreled at the customer’s request and warehoused at a Company location for an extended period of time in accordance with directions received from the Company’s customers. Even though the aged and unaged distillate remains in the Company’s possession, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in bill and hold transactions when: the customer acceptance specifications have been met, legal title has transferred, the customer has a present obligation to pay for the product, and the risk and rewards of ownership have transferred to the customer. Additionally, all of the following bill and hold criteria have to be met in order for control to be transferred to the customer: the reason for the bill and hold arrangement is substantive - the customer has requested the product be warehoused, the product has been identified as separately belonging to the customer, the product is currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or direct it to another customer.

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

Sales in the Branded Spirits segment reflect reductions attributable to consideration given to customers in incentive programs, including discounts and allowances for certain volume targets. These allowances and discounts are not for distinct goods and are paid only when the depletion volume targets are achieved by the customer. The amounts reimbursed to customers are determined based on agreed-upon amounts and are recorded as a reduction of revenue.

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

Earnings Per Common Share (“EPS”).  Basic and diluted EPS is computed using the two-class method, which is an earnings allocation formula that determines net income per share for each class of Common Stock and participating security according to dividends declared and participation rights in undistributed earnings.  Basic EPS amounts are computed by dividing net income attributable to common shareholders by the weighted average shares outstanding during each period. Diluted EPS is computed using the if-converted method by dividing the net income attributable to common shareholders by the weighted average shares outstanding, inclusive of the impact of the Convertible Senior Notes, except for where the result would be anti-dilutive as of the balance sheet date.

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

Goodwill and Indefinite-Lived Intangible Assets. The Company records goodwill and other indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and other indefinite-lived intangible assets to its respective reporting units. The Company evaluates goodwill for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. To the extent that the carrying amount exceeds fair value, an impairment of goodwill is recognized. Judgment is required in the determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. The Company separately evaluates indefinite-lived intangible assets for impairment. As of June 30, 2022, the Company determined that goodwill and indefinite-lived intangible assets were not impaired.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $212,654 and $272,971 at June 30, 2022 and December 31, 2021, respectively. The financial statement carrying value of total debt was $231,953 (including unamortized loan fees) and $233,399 (including unamortized loan fees) at June 30, 2022 and December 31, 2021, respectively.  These fair values are considered Level 2 under the fair value hierarchy. Fair value disclosure for deferred compensation plan investments is included in Note 9, Employee and Non-Employee Benefit Plans. See Note 3, Business Combination, for discussion related the the fair value of tangible and intangible assets acquired and liabilities assumed as part of the merger with Luxco.

Equity Method Investments. The Company holds 50 percent interests in DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S.de R.L. de C.V. (“Agricola”) (combined “LMX”), which are accounted for as equity method investments since the date of acquisition and are considered affiliates of the Company. The investment in LMX, which is recorded in Investment in joint ventures on the Condensed Consolidated Balance Sheet, was $5,792 and $4,944 at June 30, 2022 and December 31, 2021, respectively. During the quarter ended June 30, 2022 and 2021, the Company recorded a loss of $574 and $334 from our equity method investments, respectively, which is recorded in Other income (expense), net on the Condensed Consolidated Statement of Income. During the year to date ended June 30, 2022 and 2021, the Company recorded a loss of $180 and $334 from our equity method investments, respectively, which is recorded in Other (income) expense, net on the Condensed Consolidated Statement of Income. During the quarter and year to date ended June 30, 2022, the Company purchased $11,538 and $19,929, respectively, of bulk beverage alcohol from LMX, and during the quarter and year to date ended June 30, 2021, the Company purchased $11,672 of bulk beverage alcohol from LMX.

Recently Adopted Accounting Standard Updates. The Company did not adopt any new Accounting Standard Updates during the quarter ended June 30, 2022.

Note 2.  Revenue

The Company generates revenues from the Distilling Solutions segment by the sale of products and by providing warehouse services related to the storage and aging of customer products. The Company generates revenues from the Branded Spirits segment by the sale of products and by providing contract bottling services. The Company generates revenues from Ingredient Solutions segment by the sale of products. Revenue related to sales of products is recognized at a point in time whereas revenue generated from warehouse services and contract bottling services is recognized over time. Contracts with customers include a single performance obligation (either the sale of products, the provision of warehouse services or contract bottling services).

The following table presents the Company’s sales by segment and major products and services:

	Quarter Ended June 30,		Year to Date Ended June 30,
	2022	2021	2022	2021
Distilling Solutions
Brown goods	$56,331	$43,766	$118,476	$86,807
White goods	17,441	18,205	37,527	34,862
Premium beverage alcohol	73,772	61,971	156,003	121,669
Industrial alcohol	12,885	14,770	24,380	32,106
Food grade alcohol	86,657	76,741	180,383	153,775
Fuel grade alcohol	3,312	4,753	6,594	7,270
Distillers feed and related co-products	11,267	4,672	20,184	9,644
Warehouse services	5,902	4,182	11,486	8,283
Total Distilling Solutions	107,138	90,348	218,647	178,972

Branded Spirits
Ultra premium	9,435	8,002	22,032	8,128
Super premium	3,226	3,184	6,172	3,595
Premium	5,775	5,303	11,915	5,329
Mid	23,301	25,407	42,574	25,407
Value	12,908	13,228	24,207	13,228
Other	3,921	5,302	7,417	5,309
Total Branded Spirits	58,566	60,426	114,317	60,996

Ingredient Solutions
Specialty wheat starches	16,001	12,598	31,204	22,820
Specialty wheat proteins	10,109	8,352	19,528	14,398
Commodity wheat starches	3,130	2,663	6,483	4,946
Commodity wheat proteins	38	552	38	1,130
Total Ingredient Solutions	29,278	24,165	57,253	43,294

Total sales	$194,982	$174,939	$390,217	$283,262

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

(a) On April 1, 2021, the Company issued 5,007,833 shares of MGP Common Stock which was valued at $59.15 per share. In September 2021, the parties finalized the purchase price adjustments which increased stock consideration by an additional 1,373 shares from the preliminary amounts that were paid at closing.
(b) Intangible assets acquired includes trade names with an estimated fair value of $178,100 and distributor relationships with an estimated fair value of $41,400.
(c) The fair value of Luxco’s debt that was assumed by MGP in the transaction and repaid on the closing date.

In accordance with ASC 805 assets acquired, liabilities assumed, and consideration transferred were recorded at their estimated fair values on the acquisition date. The fair value measurements of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and represent Level 3 measurements within the fair value hierarchy. Level 3 inputs include discount rates that would be used by a market participant in valuing these assets and liabilities, projections of revenues and cash flows, distributor attrition rates, royalty rates and market comparables, among others. The fair value of work-in-process and finished goods inventory was determined using the comparative sales method and raw materials was determined using the replacement cost method. The fair value of personal property assets was determined using the market approach and the indirect and direct method of the cost approach, and the fair value of real property was determined using the cost approach and the sales comparison approach.

Goodwill of $223,556, none of which is deductible for tax purposes, represents the excess of the consideration transferred over the estimated fair value of assets acquired net of liabilities assumed. The Intangible assets acquired includes indefinite-lived intangible assets, trade names, with an estimated fair value of $178,100 and definite-lived intangible assets, distributor relationships, with an estimated fair value of $41,400 and a useful life of 20 years. The trade names and distributor relationships acquired by the Company have been recorded at the estimated fair values using the relief from royalty method and multi-period earnings method, respectively. Management engaged a third party valuation specialist to assist in the valuation analysis of certain acquired assets including trade names and distributor relationships.

Pro Forma Information. The following table summarizes the unaudited pro forma financial results for the quarter and year to date ended June 30, 2021, as if the Merger had occurred on January 1, 2020:

	Pro Forma Financial Information
	Quarter Ended June 30,	Year to Date Ended June 30,
	2021	2021
Sales	$174,939	$327,632
Net income	28,124	44,747
Basic and diluted earnings per common share	1.28	2.04

The pro forma results are adjusted for items that are non-recurring in nature and directly attributable to the Merger, including the income tax effect of the adjustments. Merger related costs incurred by the Company of $6,738 and $8,628 for the quarter and year to date ended June 30, 2021, respectively, were excluded and $6,738 is assumed to have been incurred on January 1, 2020. Merger related costs incurred by Luxco of $3,132 were excluded from the year to date ended June 30, 2021 pro forma results. A non-recurring expense of $2,529 for the quarter and year to date ended June 30, 2021 related to the fair value adjustment of finished goods inventory estimated to have been sold was removed. Other acquired tangible and intangible assets are assumed to be recorded at estimated fair value on January 1, 2020 and are amortized or depreciated over their estimated useful lives.

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

Note 4. Goodwill and Intangible Assets

Definite-Lived Intangible Assets. The Company has a definite-lived intangible asset which was acquired as a result of the Merger. The distributor relationships have a carrying value of $38,813, net of accumulated amortization of $2,587. The distributor relationships have a useful life of 20 years. The amortization expense for the quarter and year to date ended June 30, 2022 was $517 and $1,035, respectively, and the amortization expense for the quarter and year to date ended June 30, 2021 was $518.

As of June 30, 2022, the expected future amortization expense related to definite-lived intangible assets are as follows:

Remainder of 2022	$1,035
2023	2,070
2024	2,070
2025	2,070
2026	2,070
Thereafter	29,498
Total	$38,813

Goodwill and Indefinite-Lived Intangible Assets. The Company records goodwill and indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and indefinite-lived intangible assets to its respective reporting units.

Changes in carrying amount of goodwill by business segment were as follows:

	Distilling Solutions	Branded Spirits	Ingredient Solutions	Total
Balance, December 31, 2021	$—	$226,294	$—	$226,294
Acquisitions	—	—	—	—
Balance, June 30, 2022	$—	$226,294	$—	$226,294

Changes in carrying amount of trade name intangible assets by business segment were as follows:

	Distilling Solutions	Branded Spirits	Ingredient Solutions	Total
Balance, December 31, 2021	$—	$178,990	$—	$178,990
Acquisitions	—	—	—	—
Balance, June 30, 2022	$—	$178,990	$—	$178,990

Note 5.  Corporate Borrowings

The following table presents the Company’s outstanding indebtedness:

Description(a)	June 30, 2022	December 31, 2021
Credit Agreement - Revolver, 2.79% (variable rate) due 2025	$—	$—
Convertible Senior Notes, 1.88% (fixed rate) due 2041	201,250	201,250
Note Purchase Agreement
Series A Senior Secured Notes, 3.53% (fixed rate) due 2027	16,800	18,400
Senior Secured Notes, 3.80% (fixed rate) due 2029	20,000	20,000
Other long-term borrowings	189	203
Total indebtedness outstanding	238,239	239,853
Less unamortized loan fees(b)	(6,286)	(6,454)
Total indebtedness outstanding, net	231,953	233,399
Less current maturities of long-term debt	(4,189)	(3,227)
Long-term debt and Credit Agreement - Revolver	$227,764	$230,172
(a) Interest rates are as of June 30, 2022.
(b) Loan fees are being amortized over the life of the debt instruments.

Credit Agreement. On February 14, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with multiple participants led by Wells Fargo Bank, National Association (“Wells Fargo Bank”) that matures on February 14, 2025. The Credit Agreement provided for a $300,000 revolving credit facility. On May 14, 2021, the Credit Agreement was amended to increase the principal amount to $400,000 and to increase the amount of the revolving credit facility by up to an additional $100,000. The Credit Agreement includes certain requirements and covenants, which the Company was in compliance with at June 30, 2022. The cash portion of the Merger Consideration, the repayment of assumed debt, and transaction-related expenses were financed with $242,300 borrowings under the Credit Agreement which was drawn down on April 1, 2021. As of June 30, 2022, the Company had no outstanding borrowings under the Credit Agreement leaving $400,000 available.

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

Note Purchase Agreements. The Company’s Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”), with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc., provides for the issuance of $20,000 of Series A Senior Secured Notes and the issuance of up to $105,000 of additional Senior Secured Notes (or any higher amount solely to the extent PGIM, Inc. has provided written notice to the Company of its authorization of such a higher amount). On July 29, 2021, PGIM, Inc. (“Prudential”) provided the Company notice pursuant to Section 1.2 of the Note Agreement that Prudential has authorized an increase in the amount of additional senior promissory notes that may be issued under the uncommitted shelf facility under the Note Agreement from $105,000 to $140,000, effective as of July 29, 2021. The deadline for issuing the notes under the shelf facility is August 23, 2023.

During 2017, the Company issued $20,000 of Series A Senior Secured Notes with a maturity date of August 23, 2027. During 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Note Purchase Agreement includes certain requirements and covenants, which the Company was in compliance with at June 30, 2022. As of June 30, 2022, the Company has $20,000 outstanding borrowings under the Note Purchase Agreement leaving $120,000 available.

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
Income tax expense for the quarter and year to date ended June 30, 2022, was $7,339 and $18,504 for an effective tax rate of 22.4 percent and 22.8 percent, respectively. The effective tax rate differed from the 21 percent federal statutory rate on pretax income primarily due to state income taxes and income taxes on foreign subsidiaries, partially offset by state and federal tax credits, and the deduction applicable to export activity. The increase in Income tax expense for the quarter and year to date ended June 30, 2022 was primarily due to higher Income before income taxes as compared to the prior year periods.

Income tax expense for the quarter and year to date ended June 30, 2021, was $6,412 and $11,027 for an effective tax rate of 24.2 percent and 23.7 percent, respectively. The effective tax rate for the quarter and year to date ended June 30, 2021 differed from the 21 percent federal statutory rate on pretax income primarily due to state taxes, income taxes on foreign subsidiaries acquired as a result of the Merger, nondeductible transaction costs, and a change in accounting estimate related to the Company’s state tax credits. The increase in the estimated annual effective tax rate was partially offset by state and federal credits, including income taxes on foreign subsidiaries acquired as a result of the Merger, the deduction applicable to export activity, and a change related to the Company’s valuation allowance related to the ability to use certain state net operating losses carryforward.

Note 7.  Equity and EPS

The computations of basic and diluted EPS:

	Quarter Ended June 30,		Year to Date Ended June 30,
	2022	2021	2022	2021
Operations:
Net income(a)	$25,362	$20,059	$62,733	$35,486
Net loss attributable to noncontrolling interest	198	76	264	76
Income attributable to participating securities (unvested shares and units)(b)	(217)	(150)	(535)	(299)
Net income used in EPS calculation	$25,343	$19,985	$62,462	$35,263

Basic and diluted weighted average common shares(c)	22,002,385	21,916,721	21,995,779	19,436,143

Basic and diluted EPS	$1.15	$0.91	$2.84	$1.81
(a)Net income attributable to all shareholders.
(b)Participating securities included 189,297 and 166,674 unvested restricted stock units (“RSUs”), at June 30, 2022 and 2021, respectively.
(c)Under the two-class method, basic and diluted weighted average common shares at June 30, 2022 and 2021 exclude unvested participating securities.

Share Issuance. On April 1, 2021, as part of the consideration for the Merger, the Company issued 5,007,833 shares of common stock. In September 2021, the parties finalized the purchase price adjustments, which increased stock consideration by an additional 1,373 shares from the preliminary amounts that were paid at closing.

Share Repurchase. On February 25, 2019, MGP’s Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019, through February 27, 2022. Under the share repurchase program, the Company could have repurchased stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. The Company did not repurchase any shares during the year to date ended June 30, 2022. The Company did not renew the share repurchase program upon its expiration.

Common Stock Share Activity.

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2021	437	21,964,314
Issuance of Common Stock	—	29,807
Repurchase of Common Stock (a)	—	(9,021)
Balance, March 31, 2022	437	21,985,100
Issuance of Common Stock	—	7,655
Repurchase of Common Stock(a)	—	(4)
Balance, June 30, 2022	437	21,992,751

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2020	437	16,915,862
Issuance of Common Stock	—	35,114
Repurchase of Common Stock (a)	—	(10,376)
Balance, March 31, 2021	437	16,940,600
Issuance of Common Stock	—	5,022,122
Repurchase of Common Stock(a)	—	(1,489)
Balance, June 30, 2021	437	21,961,233
(a)The Common Stock repurchases were for tax withholding on equity based compensation

Note 8.  Commitments and Contingencies

There are various legal and regulatory proceedings involving the Company and its subsidiaries.  The Company accrues estimated costs for a contingency when management believes that a loss is probable and can be reasonably estimated.

Shareholder matters. On May 11, 2020, Mitchell Dorfman, a shareholder in MGP, filed an action in the United States District Court for the District of Kansas, under the caption Dorfman, derivatively on behalf of MGP Ingredients v. Griffin, et al., Case 2:20-cv-02239. On June 4, 2020, Justin Carter, a shareholder in MGP, filed an action in the United States District Court for the District of Kansas, under the caption Carter, derivatively on behalf of MGP Ingredients v. Griffin, et al., Case 2:20-cv-02281. On June 18, 2020, Alexandra Kearns, a shareholder in MGP, filed an action in the District Court of Atchison County, Kansas, under the caption Kearns, derivatively on behalf of MGP Ingredients v. Griffin, et al., Case 2020-CV-000042. The defendants were certain of the Company’s current and former officers and directors. The Company was a nominal defendant in each action. Plaintiffs alleged that the Company was damaged as a result of the commencement of securities litigation against defendants, the repurchase of Company stock at artificially inflated prices, and compensation paid to the individual defendants. The Complaint in Dorfman asserted claims for violations of Sections 14(a), 10(b), and 20(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, waste of corporate assets, and unjust enrichment. The Complaint in Carter asserted claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, waste of corporate assets, and unjust enrichment. The Petition in Kearns asserted claims for breach of fiduciary duties, waste of corporate assets, and unjust enrichment. The pleadings prayed for an award of compensatory damages, including interest, in favor of the Company, for equitable relief related to the Company’s corporate governance, for disgorgement of compensation, and for an award of attorneys’ fees and costs.

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

As of June 30, 2022, 585,353 RSUs had been granted of the 1,500,000 shares approved under the 2014 Plan, and 130,386 shares had been granted of the 300,000 shares approved under the Directors’ Plan. As of June 30, 2022, there were 191,637 unvested RSUs under the Company’s long-term incentive plans and 189,297 were participating securities (Note 7).

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan (“EDC Plan”) effective as of June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company’s obligations under this plan will change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the plan. Realized and unrealized gains (losses) on deferred compensation plan investments were included as a component of Other income (expense), net on the Company’s Condensed Consolidated Statements of Income for the quarter and year to date ended June 30, 2022. For quarter and year to date ended June 30, 2022, the Company had a loss on deferred compensation plan investments of $489 and $828, respectively. For quarter and year to date ended June 30, 2021, the Company had a gain on deferred compensation plan investments of $246 and $276, respectively.

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

At June 30, 2022 and December 31, 2021, the EDC Plan investments were $2,598 and $3,072, respectively, which were recorded in Other assets on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan current liabilities were $617 at both June 30, 2022 and December 31, 2021, which were included in Accrued expenses and other on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan non-current liabilities were $2,280 and $2,981 at June 30, 2022 and December 31, 2021, respectively, and were included in Other noncurrent liabilities on the Company’s Condensed Consolidated Balance Sheets.

Note 10.  Operating Segments

At June 30, 2022, the Company had three segments: Distilling Solutions, Branded Spirits, and Ingredient Solutions. The Distilling Solutions segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry) and fuel grade alcohol. The Distilling Solutions segment also includes warehouse services, including barrel put away, storage, retrieval, and blending services. The Branded Spirits segment consists of producing, importing, bottling and rectifying of distilled spirits. Ingredient Solutions segment consists of specialty starches and proteins and commodity starches and proteins.

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

	Quarter Ended June 30,		Year to Date Ended June 30,
	2022	2021	2022	2021
Sales to Customers
Distilling Solutions	$107,138	$90,348	$218,647	$178,972
Branded Spirits	58,566	60,426	114,317	60,996
Ingredient Solutions	29,278	24,165	57,253	43,294
Total	$194,982	$174,939	$390,217	$283,262

Gross Profit
Distilling Solutions	$29,780	$31,985	$68,713	$60,230
Branded Spirits	20,960	18,434	45,742	18,520
Ingredient Solutions	8,484	6,408	16,590	10,376
Total	$59,224	$56,827	$131,045	$89,126

Depreciation and Amortization
Distilling Solutions	$2,926	$2,652	$5,787	$5,205
Branded Spirits	1,402	1,709	3,184	1,738
Ingredient Solutions	613	481	1,225	956
Corporate	362	273	728	526
Total	$5,303	$5,115	$10,924	$8,425

Income (loss) before Income Taxes
Distilling Solutions	$29,127	$31,315	$67,119	$58,178
Branded Spirits	7,454	7,113	18,240	5,889
Ingredient Solutions	7,477	5,735	14,948	8,907
Corporate	(11,357)	(17,692)	(19,070)	(26,461)
Total	$32,701	$26,471	$81,237	$46,513

The following table allocates assets to each segment as of:

	June 30, 2022	December 31, 2021
Identifiable Assets
Distilling Solutions	$330,356	$314,816
Branded Spirits	685,570	658,826
Ingredient Solutions	55,815	43,009
Corporate	34,879	24,816
Total	$1,106,620	$1,041,467

Note 11.  Subsequent Events

Dividend. On August 4, 2022, the Company’s Board of Directors declared a quarterly dividend payable to stockholders of record as of August 19, 2022, of the Company’s Common Stock, and a dividend equivalent payable to holders of certain RSUs as of August 19, 2022, of $0.12 per share and per unit, payable on September 2, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, unless otherwise noted)

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-Q contains forward looking statements as well as historical information.  All statements, other than statements of historical facts, regarding the prospects of our industry and our prospects, plans, financial position, and strategic plan may constitute forward looking statements.  In addition, forward looking statements are usually identified by or are associated with such words as “intend,” “plan,” “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will,” “could,” “encouraged,” “opportunities,” “potential,” and/or the negatives or variations of these terms or similar terminology.  Forward looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied in the forward looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward looking statements is included in the section titled “Risk Factors” (Item 1A) of our Annual Report on Form 10-K for the year ended December 31, 2021 and the additional risk factors included in this Form 10-Q in Part II, Item 1A. Forward looking statements are made as of the date of this report, and we undertake no obligation to update or revise publicly any forward looking statements, whether because of new information, future events or otherwise.

OVERVIEW

MGP is a leading producer and supplier of premium distilled spirits, branded spirits and food ingredients. Distilled spirits include premium bourbon and rye whiskeys and grain neutral spirits (“GNS”), including vodka and gin. We are also a top producer of high quality industrial alcohol for use in both food and non-food applications. Our distilled spirits are either packaged and sold under our own brands to distributors, sold, directly or indirectly, to manufacturers of other branded spirits, or direct to consumer. Our Branded Spirits consist of producing, importing, bottling and rectifying distilled spirits through our distilleries and bottling facilities. The Company’s protein and starch food ingredients provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the packaged goods industry.

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

RESULTS OF OPERATIONS

Consolidated Results

The table below details the consolidated results for the quarters ended June 30, 2022 and 2021:

	Quarter Ended June 30,
	2022	2021	2022 v. 2021
Sales	$194,982	$174,939	11%
Cost of sales	135,758	118,112	15
Gross profit	59,224	56,827	4
Gross margin %	30.4%	32.5%	(2.1)	pp(a)
Advertising and promotion expenses	6,065	3,371	80
Selling, general, and administrative (“SG&A”) expenses	17,859	25,793	(31)
Other operating (income) expense, net	(6)	—	N/A
Operating income	35,306	27,663	28
Operating margin %	18.1%	15.8%	2.3	pp
Interest expense, net	(1,543)	(1,104)	(40)
Other income (expense), net	(1,062)	(88)	(1,107)
Income before income taxes	32,701	26,471	24
Income tax expense	7,339	6,412	14
Effective tax expense rate %	22.4%	24.2%	(1.8)	pp
Net income	$25,362	$20,059	26%
Net income margin %	13.0%	11.5%	1.5	pp
(a) Percentage points (“pp”).

Sales - Sales for quarter ended June 30, 2022 were $194,982, an increase of 11 percent compared to the year-ago quarter, which was the result of increased sales in the Distilling Solutions and Ingredient Solutions segments, partially offset by decreased sales in the Branded Spirits segment. Within the Distilling Solutions segment, sales were up 19 percent, primarily due to an increase in the sales of brown goods within premium beverage alcohol. Within the Ingredient Solutions segment, sales were up 21 percent, primarily due to increased sales of specialty wheat starches and proteins. Within the Branded Spirits segment, sales were down 3 percent, due to decreased sales of mid and other price tiers (see Segment Results).

Gross profit - Gross profit for quarter ended June 30, 2022 was $59,224, an increase of 4 percent compared to the year-ago quarter. The increase was driven by an increase in gross profit in the Branded Spirits and Ingredient Solutions segments, partially offset by a decrease in Distilling Solutions segment gross profit. In the Branded Spirits segment, gross profit increased by $2,526, or 14 percent. In the Ingredient Solutions segment, gross profit increased by $2,076, or 32 percent. In the Distilling Solutions segment, gross profit declined by $2,205, or 7 percent (see Segment Results).

Advertising and promotion expenses - Advertising and promotion expenses for quarter ended June 30, 2022 were $6,065, an increase of 80 percent compared to the year-ago quarter, primarily driven by increased advertising and promotion investment in the Branded Spirits segment, specifically in the ultra premium, super premium and premium price tiers.

SG&A expenses - SG&A expenses for quarter ended June 30, 2022 were $17,859, a decrease of 31 percent compared to the year-ago quarter, primarily due to the one-time acquisition costs in 2021 related to the Merger with Luxco that did not recur in 2022.

Operating income - Operating income for quarter ended June 30, 2022 increased to $35,306 from $27,663 for quarter ended June 30, 2021, primarily due to an increase in gross profit in the Branded Spirits and Ingredient Solutions segments as well as a decrease in the previously described SG&A expenses. These were partially offset by an increase in the previously described Advertising and promotion expenses and a decrease in gross profit in the Distilling Solutions segment.

Operating income, quarter versus quarter	Operating Income	Change
Operating income for quarter ended June 30, 2021	$27,663
Increase in gross profit - Branded Spirits segment(a)	2,526	9	pp(b)
Increase in gross profit - Ingredient Solutions segment(a)	2,076	8	pp
Decrease in gross profit - Distilling Solutions segment(a)	(2,205)	(8)	pp
Increase in Advertising and promotion expenses	(2,694)	(10)	pp
Decrease in SG&A expenses	7,934	29	pp
Increase in Other operating income (expense), net	6	—	pp
Operating income for quarter ended June 30, 2022	$35,306	28%

(a) See segment discussion.
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for quarter ended June 30, 2022 was $7,339, for an effective tax rate of 22.4 percent. Income tax expense for the quarter ended June 30, 2021, was $6,412, for an effective tax rate of 24.2 percent. The increase in Income tax expense, quarter versus quarter, was due to higher Income before income taxes. The decrease in effective tax rate, quarter versus quarter, was due to favorable tax benefits, related to certain tax credits concerning our capital spend, and related to our foreign operations.

Earnings per common share (“EPS”) - EPS was $1.15 for quarter ended June 30, 2022, compared to $0.91 for quarter ended June 30, 2021. The change in EPS, quarter versus quarter, was primarily due to an increase in Operating income.

Change in basic and diluted EPS, quarter versus quarter	Basic and Diluted EPS	Change
Basic and diluted EPS for quarter ended June 30, 2021	$0.91
Increase in Operating income(a)	0.26	28	pp(b)
Increase in other income (expense), net(a)	(0.03)	(3)	pp
Tax: Change in effective tax rate	0.04	4	pp
Change in income allocated to participating securities	(0.01)	(1)	pp
Change in interest expense, net(a)	(0.02)	(2)	pp
Basic and diluted EPS for quarter ended June 30, 2022	$1.15	26%
(a) Item is net of tax based on the effective tax rate for the base year (2021).
(b) Percentage points (“pp”).

The table below details the consolidated results for year to date ended June 30, 2022 and 2021:

	Year to Date Ended June 30,
	2022	2021	2022 v. 2021
Sales	$390,217	$283,262	38%
Cost of sales	259,172	194,136	34
Gross profit	131,045	89,126	47
Gross margin %	33.6%	31.5%	2.1	pp(a)
Advertising and promotion expenses	11,569	4,224	174
SG&A expenses	34,125	36,739	(7)
Other operating income, net	(35)	—	N/A
Operating income	85,386	48,163	77
Operating margin %	21.9%	17.0%	4.9	pp
Interest expense, net	(3,141)	(1,592)	(97)
Other income (expense), net	(1,008)	(58)	(1,638)
Income before income taxes	81,237	46,513	75
Income tax expense	18,504	11,027	68
Effective tax expense rate %	22.8%	23.7%	(0.9)	pp
Net income	$62,733	$35,486	77%
Net income margin %	16.1%	12.5%	3.6	pp
(a) Percentage points (“pp”).

Sales - Sales for year to date ended June 30, 2022 were $390,217, an increase of 38 percent compared to the year-ago period, which was the result of increased sales in the Branded Spirits, Distilling Solutions and Ingredient Solutions segments. Within the Branded Spirits segment, sales were up 87 percent, primarily due to the additional brands acquired as part of the April 1, 2021 Merger. Within the Distilling Solutions segment, sales were up 22 percent, primarily due to an increase in the sales of brown goods within premium beverage alcohol and distillers feed and related co-products. Within the Ingredient Solutions segment, sales were up 32 percent, primarily due to increased sales of specialty wheat starches and proteins, and commodity wheat starches (see Segment Results).

Gross profit - Gross profit for year to date ended June 30, 2022 was $131,045, an increase of 47 percent compared to the year-ago period. The increase was driven by an increase in gross profit in the Branded Spirits, Distilling Solutions, and Ingredient Solutions segments. In the Branded Spirits segment, gross profit increased by $27,222, or 147 percent. In the Distilling Solutions segment, gross profit increased by $8,483, or 14 percent. In the Ingredient Solutions segment, gross profit increased by $6,214, or 60 percent (see Segment Results).

Advertising and promotion expenses - Advertising and promotion expenses for year to date ended June 30, 2022 were $11,569, an increase of 174 percent compared to the year-ago period, primarily driven by the assumption of Luxco’s Advertising and promotion expenses.

SG&A expenses - SG&A expenses for year to date ended June 30, 2022 were $34,125, a decrease of 7 percent compared to the year-ago period. The decrease in SG&A expenses was driven primarily by the one-time acquisition costs in 2021 related to the Merger with Luxco that did not recur in 2022, partially offset by the assumption of Luxco’s SG&A expenses.

Operating income - Operating income for year to date ended June 30, 2022 increased to $85,386 from $48,163 for year to date period ended June 30, 2021, primarily due to an increase in gross profit in the Branded Spirits, Distilling Solutions, and Ingredient Solutions segments as well as a decrease in the previously described SG&A expenses. These were partially offset by an increase in the above-described Advertising and promotion expenses.

Operating income, year to date versus year to date	Operating Income	Change
Operating income for year to date ended June 30, 2021	$48,163
Increase in gross profit - Branded Spirits segment(a)	27,222	57	pp(b)
Increase in gross profit - Distilling Solutions segment(a)	8,483	17	pp
Increase in gross profit - Ingredient Solutions segment(a)	6,214	13	pp
Increase in Advertising and promotion expenses	(7,345)	(15)	pp
Decrease in SG&A expenses	2,614	5	pp
Increase in Other operating income (expense), net	35	—	pp
Operating income for year to date ended June 30, 2022	$85,386	77%
(a) See segment discussion.
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for year to date ended June 30, 2022 was $18,504, for an effective tax rate of 22.8 percent. Income tax expense for the year to date ended June 30, 2021, was $11,027, for an effective tax rate of 23.7 percent. The increase in Income tax expense, year to date versus year to date, was primarily due to higher Income before income taxes. The decrease in effective tax rate, year to date versus year to date, was due to favorable tax benefits, related to certain tax credits concerning our capital spend, and related to our foreign operations.

Earnings per common share - EPS was $2.84 for year to date ended June 30, 2022, compared to $1.81 for year to date ended June 30, 2021. EPS increased, year to date versus year to date, primarily due to an increase in operating income, partially offset by an increase in shares outstanding as a result of shares issued as part of the consideration paid for the Merger.

Change in basic and diluted EPS, year to date versus year to date	Basic and Diluted EPS	Change
Basic and diluted EPS for year to date ended June 30, 2021	$1.81
Increase in operating income(a)	1.60	88	pp(b)
Change in interest expense, net(a)	(0.07)	(4)	pp
Increase in other income (expense), net(a)	(0.03)	(1)	pp
Tax: Change in effective tax rate	0.04	2	pp
Change in weighted average shares outstanding	(0.51)	(28)	pp
Basic and diluted EPS for year to date ended June 30, 2022	$2.84	57%
(a) Item is net of tax based on the effective tax rate for the base year (2021).
(b) Percentage points (“pp”).

SEGMENT RESULTS

Distilling Solutions

The following tables show selected financial information for the Distilling Solutions segment for the quarters ended June 30, 2022 and 2021.

	DISTILLING SOLUTIONS SALES
	Quarter Ended June 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2022	2021	$ Change	% Change
Brown goods	$56,331	$43,766	$12,565	29%
White goods	17,441	18,205	(764)	(4)
Premium beverage alcohol	73,772	61,971	11,801	19
Industrial alcohol	12,885	14,770	(1,885)	(13)
Food grade alcohol	86,657	76,741	9,916	13
Fuel grade alcohol	3,312	4,753	(1,441)	(30)
Distillers feed and related co-products	11,267	4,672	6,595	141
Warehouse services	5,902	4,182	1,720	41
Total Distilling Solutions	$107,138	$90,348	$16,790	19%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Premium beverage alcohol	19%	(5)%	24%

	Other Financial Information
	Quarter Ended June 30,		Quarter versus Quarter Increase / (Decrease)
	2022	2021	$ Change	% Change
Gross profit	$29,780	$31,985	$(2,205)	(7)%
Gross margin %	27.8%	35.4%		(7.6)	pp(d)
(a) Total sales change is calculated by taking the difference between current period sales dollars and prior period sales dollars, divided by prior period sales dollars.
(b) Volume change is calculated by taking the difference between current period sales volume and prior period sales volume, multiplied by prior period sales per unit. The product is then divided by prior period sales dollars.
(c) Price/Mix change is calculated by taking the difference between current period sales-per-unit and prior period sales-per unit, multiplied by current period sales volume. The product is then divided by prior period sales dollars.
(d) Percentage points (“pp”).

Total sales of Distilling Solutions for quarter ended June 30, 2022 increased by $16,790, or 19 percent, compared to the prior year quarter. Sales of brown goods within premium beverage alcohol, distillers feed and related co-products, and warehouse services increased while industrial alcohol, fuel grade alcohol and white goods within premium beverage alcohol decreased compared to the prior year quarter. The increase in sales of brown goods was driven by higher average selling price. The increase in sales of distillers feed and related co-products was due to higher average selling price, partially offset by lower sales volumes, both of which primarily resulted from the previously disclosed dryer fire at our Atchison facility which occurred in 2020. These increases were partially offset by a decrease in sales of industrial alcohol, fuel grade alcohol and white goods which was driven primarily by lower sales volume.

Gross profit decreased quarter versus quarter by $2,205, or 7 percent. Gross margin for the quarter ended June 30, 2022 decreased to 27.8 percent from 35.4 percent for the prior year quarter. The decrease in gross profit was primarily due to higher input costs for industrial alcohol, white goods, and fuel grade alcohol. The average selling price for these products also increased, but not enough to offset the higher input costs. This decrease in gross profit was partially offset by an increase in brown goods gross profit, as increased average selling price offset the higher input costs.

The following tables show selected financial information for the Distilling Solutions segment for the year to date ended June 30, 2022 and 2021.

	DISTILLING SOLUTIONS SALES
	Year to Date Ended June 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2022	2021	$ Change	% Change
Brown Goods	$118,476	$86,807	$31,669	36%
White Goods	37,527	34,862	2,665	8
Premium beverage alcohol	156,003	121,669	34,334	28
Industrial alcohol	24,380	32,106	(7,726)	(24)
Food grade alcohol	180,383	153,775	26,608	17
Fuel grade alcohol	6,594	7,270	(676)	(9)
Distillers feed and related co-products	20,184	9,644	10,540	109
Warehouse services	11,486	8,283	3,203	39
Total Distilling Solutions	$218,647	$178,972	$39,675	22%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Premium beverage alcohol	28%	8%	20%

	Other Financial Information
	Year to Date Ended June 30,		Year to Date versus Year to Date Increase / (Decrease)
	2022	2021	$ Change	% Change
Gross profit	$68,713	$60,230	$8,483	14%
Gross margin %	31.4%	33.7%		(2.3)	pp(d)

(a) Total sales change is calculated by taking the difference between current period sales dollars and prior period sales dollars, divided by prior period sales dollars.
(b) Volume change is calculated by taking the difference between current period sales volume and prior period sales volume, multiplied by prior period sales per unit. The product is then divided by prior period sales dollars.
(c) Price/Mix change is calculated by taking the difference between current period sales-per-unit and prior period sales-per unit, multiplied by current period sales volume. The product is then divided by prior period sales dollars.
(d) Percentage points (“pp”).

Total sales of Distilling Solutions for year to date ended June 30, 2022 increased by $39,675, or 22 percent compared to the year-ago period. Sales of brown goods within premium beverage alcohol, distillers feed and related co-products, warehouse services and white goods within premium beverage alcohol increased while industrial alcohol and fuel grade alcohol decreased compared to the prior year to date period. The increase in sales of brown goods was driven by higher average selling price and higher sales volume. The increase in sales of distillers feed and related co-products was due to higher average selling price, partially offset by lower sales volumes, both of which primarily resulted from the previously disclosed dryer fire at our Atchison facility which occurred in 2020. The increase in sales of white goods was driven by higher average selling price, partially offset by lower sales volume. These increases were partially offset by a decrease in sales of industrial alcohol which was driven by lower sales volume primarily due to the discontinuing of third party sales and marketing services, partially offset by higher average selling price.

Gross profit for year to date ended June 30, 2022 increased by $8,483, or 14 percent compared to the year-ago period. Gross margin for year to date ended June 30, 2022 decreased to 31.4 percent from 33.7 percent for the prior year period. The increase in gross profit was due primarily to higher average selling price and higher sales volume on brown goods. These increases were partially offset by higher input costs for industrial alcohol, white goods, and fuel grade alcohol. The average selling price for these products also increased, but not enough to offset the higher input costs.

Branded Spirits

The following tables show selected financial information for the Branded Spirits segment for the quarters ended June 30, 2022 and 2021.

	BRANDED SPIRITS SALES
	Quarter Ended June 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2022	2021	$ Change	% Change
Ultra premium	$9,435	$8,002	$1,433	18%
Super premium	3,226	3,184	42	1
Premium	5,775	5,303	472	9
Mid	23,301	25,407	(2,106)	(8)
Value	12,908	13,228	(320)	(2)
Other	3,921	5,302	(1,381)	(26)
Total Branded Spirits	$58,566	$60,426	$(1,860)	(3)%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	(3)%	(9)%	6%

	Other Financial Information
	Quarter Ended June 30,		Quarter versus Quarter Increase / (Decrease)
	2022	2021	$ Change	% Change
Gross profit	$20,960	$18,434	$2,526	14%
Gross margin %	35.8%	30.5%		5.3	pp(d)
(a) Total sales change is calculated by taking the difference between current period sales dollars and prior period sales dollars, divided by prior period sales dollars.
(b) Volume change is calculated by taking the difference between current period sales volume and prior period sales volume, multiplied by prior period sales per unit. The product is then divided by prior period sales dollars.
(c) Price/Mix change is calculated by taking the difference between current period sales-per-unit and prior period sales-per unit, multiplied by current period sales volume. The product is then divided by prior period sales dollars.
(d) Percentage points (“pp”).

Total sales of Branded Spirits for quarter ended June 30, 2022 decreased by $1,860, or 3 percent compared to the prior year quarter. Sales decreased primarily due to a decrease in sales of brands within the mid price tier as a result of the re-opening of on-premise locations during the prior year period as well as a change in product mix. Sales in the other price tier decreased due to the timing of certain contracted private label sales. These decreases were partially offset by an increase in the ultra premium price tier due primarily to increased sales of American whiskey brands.

Gross profit increased quarter versus quarter by $2,526, or 14 percent. Gross margin for the quarter ended June 30, 2022 increased to 35.8 percent from 30.5 percent for the prior year quarter. The increase in gross profit was primarily driven by a required step up in value of certain assets due to purchase accounting related to the Merger in 2021 that did not recur in 2022. Of the purchase accounting step ups, $2,529 was associated with marking the finished goods inventory to fair value and fully flowed through in the prior year period.

The following tables show selected financial information for the Branded Spirits segment for year to date ended June 30, 2022 and 2021.

	BRANDED SPIRITS SALES
	Year to Date Ended June 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2022	2021	$ Change	% Change
Ultra premium	$22,032	$8,128	$13,904	171%
Super premium	6,172	3,595	2,577	72
Premium	11,915	5,329	6,586	124
Mid	42,574	25,407	17,167	68
Value	24,207	13,228	10,979	83
Other	7,417	5,309	2,108	40
Total Branded Spirits	$114,317	$60,996	$53,321	87%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	87%	66%	21%

	Other Financial Information
	Year to Date Ended June 30,		Year to Date versus Year to Date Increase / (Decrease)
	2022	2021	$ Change	% Change
Gross profit	$45,742	$18,520	$27,222	147%
Gross margin %	40.0%	30.4%		9.6	pp(d)
(a) Total sales change is calculated by taking the difference between current period sales dollars and prior period sales dollars, divided by prior period sales dollars.
(b) Volume change is calculated by taking the difference between current period sales volume and prior period sales volume, multiplied by prior period sales per unit. The product is then divided by prior period sales dollars.
(c) Price/Mix change is calculated by taking the difference between current period sales-per-unit and prior period sales-per unit, multiplied by current period sales volume. The product is then divided by prior period sales dollars.
(d) Percentage points (“pp”).

Total sales of Branded Spirits for year to date ended June 30, 2022 increased by $53,321, or 87 percent compared to the year-ago period. Sales across all pricing tiers increased compared to the year-ago period, primarily due to the additional brands acquired as part of the Merger.

Gross profit for year to date ended June 30, 2022 increased by $27,222, or 147 percent. Gross margin for year to date ended June 30, 2022 increased 9.6 percent to 40.0 percent from 30.4 percent for the prior year. The increase in gross profit was primarily driven by the additional brands acquired as part of the Merger as well as a required step up in value of certain assets due to purchase accounting related to the Merger in 2021 that did not recur in 2022. Of the purchase accounting step ups, $2,529 was associated with marking the finished goods inventory to fair value and fully flowed through in the prior year period.

Ingredient Solutions

The following tables show selected financial information for the Ingredient Solutions segment for the quarters ended June 30, 2022 and 2021.

	INGREDIENT SOLUTIONS SALES
	Quarter Ended June 30,		Quarter versus Quarter Sales Change Increase / (Decrease)
	2022	2021	$ Change	% Change
Specialty wheat starches	$16,001	$12,598	$3,403	27%
Specialty wheat proteins	10,109	8,352	1,757	21
Commodity wheat starches	3,130	2,663	467	18
Commodity wheat proteins	38	552	(514)	(93)
Total Ingredient Solutions	$29,278	$24,165	$5,113	21%

	Change in Quarter versus Quarter Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	21%	1%	20%

	Other Financial Information
	Quarter Ended June 30,		Quarter versus Quarter Increase / (Decrease)
	2022	2021	$ Change	% Change
Gross profit	$8,484	$6,408	$2,076	32%
Gross margin %	29.0%	26.5%		2.5	pp(d)

(a) Total sales change is calculated by taking the difference between current period sales dollars and prior period sales dollars, divided by prior period sales dollars.
(b) Volume change is calculated by taking the difference between current period sales volume and prior period sales volume, multiplied by prior period sales per unit. The product is then divided by prior period sales dollars.
(c) Price/Mix change is calculated by taking the difference between current period sales-per-unit and prior period sales-per unit, multiplied by current period sales volume. The product is then divided by prior period sales dollars.
(d) Percentage points (“pp”).

Total Ingredient Solutions sales for quarter ended June 30, 2022 increased by $5,113, or 21 percent, compared to the prior year quarter. The increase was primarily driven by higher sales of specialty wheat starches due to higher average selling prices and higher sales volume. Specialty wheat proteins increased due to higher average selling price, partially offset by lower sales volume. These increases were partially offset by a decrease in commodity wheat proteins due to lower sales volume.
Gross profit increased quarter versus quarter by $2,076, or 32 percent. Gross margin for the quarter ended June 30, 2022 increased to 29.0 percent from 26.5 percent for the prior year quarter. The increase in gross profit was primarily driven by higher average selling price of specialty wheat proteins and starches, and commodity wheat starches, partially offset by higher input costs for specialty wheat starches and proteins, and commodity starches.

The following tables show selected financial information for the Ingredient Solutions segment for the year to date June 30, 2022 and 2021.

	INGREDIENT SOLUTIONS SALES
	Year to Date Ended June 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2022	2021	$ Change	% Change
Specialty wheat starches	$31,204	$22,820	$8,384	37%
Specialty wheat proteins	19,528	14,398	5,130	36
Commodity wheat starches	6,483	4,946	1,537	31
Commodity wheat proteins	38	1,130	(1,092)	(97)
Total Ingredient Solutions	$57,253	$43,294	$13,959	32%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	32%	11%	21%

	Other Financial Information
	Year to Date Ended June 30,		Year to Date versus Year to Date Increase / (Decrease)
	2022	2021	$ Change	% Change
Gross profit	$16,590	$10,376	$6,214	60%
Gross margin %	29.0%	24.0%		5.0	pp(d)

(a) Total sale changes is calculated by taking the difference between current period sales dollars and prior period sales dollars, divided by prior period sales dollars.
(b) Volume change is calculated by taking the difference between current period sales volume and prior period sales volume, multiplied by prior period sales per unit. The product is then divided by prior period sales dollars.
(c) Price/Mix change is calculated by taking the difference between current period sales-per-unit and prior period sales-per unit, multiplied by current period sales volume. The product is then divided by prior period sales dollars.
(d) Percentage points (“pp”).

Total Ingredient Solutions sales for year to date ended June 30, 2022 increased by $13,959, or 32 percent, compared to the prior year period. The increase in Ingredient Solutions sales was primarily driven by higher sales of specialty wheat starches and proteins, primarily due to higher average selling price and higher sales volume. Commodity wheat starches increased due to higher average selling price, partially offset by lower sales volume. These increases were partially offset by a decrease in sales of commodity wheat proteins due to lower sales volume.
Gross profit increased by $6,214, or 60 percent for year to date ended June 30, 2022 compared to the prior year period. Gross margin for the year to date ended June 30, 2022 increased to 29.0 percent from 24.0 percent for the prior year period. The increase in gross profit was primarily driven by higher average selling price and higher sales volumes of specialty wheat starches and proteins. Gross profit in the prior year to date period was impacted by a temporary curtailment of natural gas usage due to extreme weather conditions which caused the Company to shut down the Atchison facilities for several days.

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

Cash Flow Summary

	Year to Date Ended June 30,		Changes, year versus year Increase / (Decrease)
	2022	2021
Cash provided by operating activities	$43,019	$47,454	$(4,435)

Cash used in investing activities	(19,484)	(170,235)	150,751

Cash provided by (used in) financing activities	(7,649)	138,359	(146,008)

Effect of exchange rate changes on cash	(39)	3	(42)

Increase in cash and cash equivalents	$15,847	$15,581	$266

Cash increased $15,847 for year to date ended June 30, 2022, compared to an increase of $15,581 for year to date ended June 30, 2021, for a net increase in cash of $266, period versus period.

Operating Activities. Cash provided by operating activities for year to date ended June 30, 2022 was $43,019. The cash provided by operating activities resulted primarily from net income of $62,733, adjustments for non-cash or non-operating charges of $13,262, including depreciation and amortization, and share-based compensation, partially offset by cash used in operating assets and liabilities of $32,976. The primary drivers of the changes in operating assets and liabilities were $27,508 use of cash related to an increase in inventories, primarily due to an increase in barreled distillate and finished goods inventory, $13,142 use of cash related to increased accounts receivables, net due to increased sales during the year to date period, as well as timing of customer payments, and $4,791 use of cash related to accrued expenses and other primarily related to increase in incentive compensation. These uses of cash were partially offset, primarily, by $11,438 cash provided by an increase in accounts payable.

Cash provided by operating activities for year to date ended June 30, 2021 was $47,454. The cash provided by operating activities resulted primarily from net income of $35,486, adjustments for non-cash or non-operating charges of $11,555, including depreciation and amortization, and share-based compensation, as well as cash provided by operating assets and liabilities of $413. The primary drivers of the changes in operating assets and liabilities, excluding the asset and liability balances acquired as part of the Merger were $7,987 provided by accrued expenses and other primarily related to legally committed insurance recovery amounts obtained prior to contingencies related to the insurance claim being resolved, and $7,531 cash provided by accounts receivables, net due to increased sales during the quarter as well as an increase in insurance recoveries receivable. These sources of cash were partially offset by $12,996 use of cash related to decrease in accounts payable.

Investing Activities. Cash used in investing activities for year to date ended June 30, 2022 was $19,484, which primarily resulted from additions to property, plant and equipment of $18,087 (see Capital Spending). Cash used in investing activities for year to date ended June 30, 2021 was $170,235, which primarily resulted from $149,599 related to the Merger with Luxco, and additions to property, plant and equipment of $18,336 (see Capital Spending).

Capital Spending. We manage capital spending to support our business growth plans. We have incurred $14,553 and $14,961 of capital expenditures and have paid $18,087 and $18,336 for capital expenditures for year to date ended June 30, 2022 and 2021, respectively. The difference between the amount of capital expenditures incurred and amount paid is due to the change in capital expenditures in accounts payable. We expect approximately $47,200 in capital expenditures in 2022, which will be used for facility improvement and expansion, facility sustaining projects, and environmental health and safety projects.

Financing Activities. Cash used in financing activities for year to date ended June 30, 2022 was $7,649, due to payments of dividends and dividend equivalents of $5,322 (see Dividends and Dividend Equivalents), net payments on debt of $1,614 (see Long-Term and Short-Term Debt) and purchases of treasury stock of $713 (see Treasury Purchases).

Cash provided by financing activities for year to date ended June 30, 2021 was $138,359, due to net proceeds from debt of $231,328 (see Long-term and Short-term Debt), partially offset by $87,497 payment on assumed debt as part of the Merger, payments of dividends and dividend equivalents of $4,707 (see Dividends and Dividend Equivalents) and purchases of treasury stock of $765 (see Treasury Purchases).

Treasury Purchases. 29,356 RSUs vested and converted to common shares for employees during year to date ended June 30, 2022, of which we withheld and purchased for treasury 9,025 shares valued at $713 to cover payment of associated withholding taxes.

38,009 RSUs vested and converted to common shares for employees during year to date ended June 30, 2021, of which we withheld and purchased for treasury 11,865 shares valued at $765 to cover payment of associated withholding taxes.

Share Repurchases. On February 25, 2019, our Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019, through February 27, 2022. The Company did not repurchase any shares during 2022 prior to the expiration of the program on February 27, 2022.

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared	Paid	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2022
February 22, 2022	March 11, 2022	March 25, 2022	$0.12	$0.12	$2,638	$23	$2,661
May 5, 2022	May 20, 2022	June 3, 2022	0.12	0.12	2,638	23	2,661
			$0.24	$0.24	$5,276	$46	$5,322

2021
February 23, 2021	March 12, 2021	March 26, 2021	$0.12	$0.12	$2,033	$19	$2,052
May 3, 2021	May 21, 2021	June 4, 2021	0.12	0.12	2,635	20	2,655
			$0.24	$0.24	$4,668	$39	$4,707
(a) Dividend equivalent payments on unvested participating securities.
(b) Includes estimated forfeitures.

On August 4, 2022, our Board of Directors declared a quarterly dividend payable to stockholders of record as of August 19, 2022, of the Company’s Common Stock, and a dividend equivalent payable to holders of certain RSUs as of August 19, 2022, of $0.12 per share and per unit, payable on September 2, 2022.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development and share repurchase activities) and the overall cost of capital. Total debt was $231,953 (net of unamortized loan fees of $6,286) at June 30, 2022, and $233,399 (net of unamortized loan fees of $6,454) at December 31, 2021.

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

Our principal sources of cash are product sales and borrowing on our various debt agreements. Under our debt agreements, we must meet certain financial covenants and restrictions, and at June 30, 2022, we met those covenants and restrictions.

At June 30, 2022, our current assets exceeded our current liabilities by $329,268, largely due to our inventories, at cost, of $272,948. At June 30, 2022, our cash balance was $37,415 and we have used our Credit Agreement, Convertible Senior Notes and Note Purchase Agreement for liquidity purposes, with $400,000 under our Credit Agreement remaining for additional borrowings and up to $120,000 potentially available under the Note Purchase Agreement. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments and dividend payments. In addition, we have strong operating results such that we believe financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

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

Increases in market interest rates would cause interest expense under our variable interest rate debt to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings under variable interest rate debt during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at June 30, 2022, a 100 basis point increase over the non-default rates actually in effect at such date would have a minimal impact on interest expense. Based on weighted average outstanding fixed-rate borrowings at June 30, 2022, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $30,260, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $38,295.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the quarter ended June 30, 2022, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2021, and Note 8 to this Report on Form 10-Q for information on certain proceedings to which we are subject.

ITEM 1A.    RISK FACTORS

The risk factors are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 have not materially changed, except for the following additional risk factors.

Higher costs or unavailability of raw materials, product ingredients, energy resources or labor could adversely affect our financial results.

Our production facilities use a large volume of agricultural and other raw materials, including grain and water, to produce their products. Our bottling operations use large amounts of various packaging materials, including glass, aluminum, plastics, cardboard, and other paper products. Our production facilities also use electricity, natural gas, and diesel fuel in their operations. The independent distributors and third-party transportation companies that we use to obtain our raw materials and deliver our finished products are dependent upon gasoline and diesel for their vehicles.

Our ability to make and sell our products depends upon the availability of these raw materials and energy resources. Higher costs or insufficient availability of suitable grain, agave, water, wood, glass, plastics, closures, and other input materials, or higher associated labor costs or insufficient availability of labor, may adversely affect our financial results. Similarly, when energy costs rise, our transportation, freight, and other operating costs, such as distilling and bottling expenses, also may increase. Our freight cost and the timely delivery of our products could be adversely affected by a number of factors that could reduce the profitability of our operations, including driver or equipment shortages, higher fuel costs, weather conditions, traffic congestion, shipment container availability, rail shut down, increased government regulation, and other matters.

Although these have not been material to date, our overall supply chain logistics and transportation have been negatively impacted as a result of global supply chain challenges arising from the COVID-19 pandemic. In addition, in late February of 2022, Russia initiated a military operation in Ukraine. Ukraine is the third largest exporter of grain in the world. Russia is one of the largest producers of natural gas and oil and is the largest exporter of fertilizers. The commodity price impact of the war in Ukraine has been a sharp and sustained rise in grain and energy prices, including corn, wheat and natural gas. Lower fertilizer supplies may also impact future growing seasons, further impacting grain supplies and prices. Also, given high global grain prices, U.S. farmers may prefer to lock in prices and export additional volumes, reducing domestic grain supplies and resulting in further inflationary pressures.

In addition, following the invasion of Ukraine by Russia, the US, UK and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, and/or supply chain continuity, in both Europe and globally, and has introduced significant uncertainty into global markets.

Without sufficient quantities of one or more key materials, our business and financial results could suffer. If any of our key suppliers were no longer able to meet our timing, quality, or capacity requirements, ceased doing business with us, or significantly raised prices, and we are not able to promptly develop alternative cost-effective sources of supply or production, our operations and financial results could suffer. If we cannot offset higher raw material costs with higher selling prices, increased sales volume, or reductions in other costs, our profitability could be adversely affected. There can be no assurance that we can cover these potential cost increases through future pricing actions. Also, as a result of these pricing actions, consumers could purchase less or move from purchasing higher-margin products to lower-margin products.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

Our revolving credit facility bears interest at variable rates. The Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. In addition, an increase in interest rates could increase the future cost to refinance our convertible notes or the cost of financing any future acquisitions. Assuming our revolving credit facility was fully drawn up to the $400 million maximum commitment, each 1% increase in interest rates would result in a $4.0 million increase in annual interest expense under the revolving credit facility.

Rising inflation may adversely affect us by increasing costs of materials, labor, and other costs beyond what we can recover through price increases.

Currently, due to a number of factors including the ongoing conflict between Russia and Ukraine and supply chain problems caused in part by the COVID-19 pandemic, many of the markets in which we sell our products, including our primary market in the United States, are experiencing inflationary pressures not seen in a significant period of time. Inflation can adversely affect us by increasing the costs of materials, labor, and other costs required to operate and grow our business. Inflation may depress demand for our products and reduce our profitability if we are unable to raise prices enough to keep up with increases in our costs. Inflationary pressures have resulted in increases in the cost of certain of the raw materials and other supplies necessary for the production of our products, and such increases may continue to impact us in the future. We are not able to predict the timing and effect of inflation, or its duration and severity. Because we typically purchase our raw materials and other supplies based on short-term commitments from our suppliers, we are exposed to risks associated with significant levels of cost inflation. If we are unable to increase our prices to offset the effects of inflation, our business, operating results, and financial condition could be materially and adversely affected.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended June 30, 2022.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased		(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 through April 30, 2022	—		$—	$—	$—	(b)
May 1, 2022 through May 31, 2022			$—	$—	$—	(b)
June 1, 2022 through June 30, 2022	4	(a)	$91.33	$—	$—
Total	4			$—

(a) Vested RSUs awarded under the 2014 Plan purchased to cover employee withholding taxes.
(b) On February 25, 2019, our Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019 through February 27, 2022. The share repurchase program was not renewed and expired on the term date of February 27, 2022.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
*** 10.1	Amended and Restated Executive Severance Plan dated May 25, 2022
** 10.2
Letter agreement relating to additional severance benefits, dated June 27, 2022, between MGP Ingredients, Inc and David Bratcher (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 30, 2022 (File number 000-17196))

*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2022, and December 31, 2021, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, (v) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

MGP INGREDIENTS, INC.

Date:	August 4, 2022	By	/s/ David J. Colo
David J. Colo, President and Chief Executive Officer

Date:	August 4, 2022	By	/s/ Brandon M. Gall
Brandon M. Gall, Vice President, Finance and Chief Financial Officer