Form 10-Q
period 2022-09-30
MGP INGREDIENTS INC
filed 2022-11-03
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
21,994,036 shares of Common Stock, no par value, as of October 28, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Quarter Ended September 30,		Year to Date Ended September 30,
	2022	2021	2022	2021
Sales	$201,146	$176,611	$591,363	$459,873
Cost of sales	142,098	119,525	401,270	313,661
Gross profit	59,048	57,086	190,093	146,212
Advertising and promotion expenses	7,279	5,664	18,848	9,888
Selling, general and administrative expenses	17,904	18,527	52,029	55,266
Other operating (income) expense, net	1	11	(34)	11
Operating income	33,864	32,884	119,250	81,047
Interest expense, net	(1,350)	(1,116)	(4,491)	(2,708)
Other income (expense), net	(1,353)	(421)	(2,361)	(479)
Income before income taxes	31,161	31,347	112,398	77,860
Income tax expense	7,533	7,674	26,037	18,701
Net income	23,628	23,673	86,361	59,159
Net (income) loss attributable to noncontrolling interest	180	203	444	279
Net income attributable to MGP Ingredients, Inc.	23,808	23,876	86,805	59,438
Income attributable to participating securities	(188)	(175)	(688)	(471)
Net income used in Earnings Per Common Share calculation	$23,620	$23,701	$86,117	$58,967

Share information:
Basic weighted average common shares	22,008,381	21,981,201	22,000,026	20,293,818
Diluted weighted average common shares	22,228,814	21,981,201	22,000,026	20,293,818

Basic Earnings Per Common Share	$1.07	$1.08	$3.91	$2.91
Diluted Earnings Per Common Share	$1.06	$1.08	$3.91	$2.91

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarter Ended September 30,		Year to Date Ended September 30,
	2022	2021	2022	2021
Net income attributable to MGP Ingredients, Inc.	$23,808	$23,876	$86,805	$59,438
Other comprehensive loss, net of tax:
Unrealized loss on foreign currency translation adjustment	(467)	(141)	(1,116)	(134)
Change in Company-sponsored post-employment benefit plan	(76)	(89)	(102)	(40)
Other comprehensive loss	(543)	(230)	(1,218)	(174)

Comprehensive income attributable to MGP Ingredients, Inc.	23,265	23,646	85,587	59,264

Comprehensive loss attributable to noncontrolling interest	(180)	(203)	(444)	(279)
Comprehensive income	$23,085	$23,443	$85,143	$58,985

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2022	December 31, 2021
Current Assets
Cash and cash equivalents	$50,674	$21,568
Receivables (less allowance for credit loss, $175 and $150 at September 30, 2022, and December 31, 2021, respectively)	107,653	92,537
Inventory	275,478	245,944
Prepaid expenses	5,833	1,510
Refundable income taxes	1,006	5,539
Total current assets	440,644	367,098
Property, plant, and equipment	430,945	404,149
Less accumulated depreciation and amortization	(210,254)	(196,863)
Property, plant, and equipment, net	220,691	207,286
Operating lease right-of-use assets, net	14,516	9,671
Investment in joint ventures	6,140	4,944
Intangible assets, net	217,285	218,838
Goodwill	226,294	226,294
Other assets	6,505	7,336
Total assets	$1,132,075	$1,041,467
Current Liabilities
Current maturities of long-term debt	$4,800	$3,227
Accounts payable	64,858	53,712
Federal and state excise taxes payable	4,713	6,992
Accrued expenses and other	26,420	24,869
Total current liabilities	100,791	88,800
Long-term debt, less current maturities	31,105	35,266
Convertible senior notes	195,146	194,906
Long-term operating lease liabilities	11,327	6,997
Other noncurrent liabilities	4,047	5,132
Deferred income taxes	65,799	66,101
Total liabilities	408,215	397,202
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 23,125,166 shares at September 30, 2022 and December 31, 2021; and 21,993,355 and 21,964,314 shares outstanding at September 30, 2022 and December 31, 2021, respectively	6,715	6,715
Additional paid-in capital	317,541	315,802
Retained earnings	423,063	344,237
Accumulated other comprehensive income	(864)	354
Treasury stock, at cost, 1,131,811 and 1,160,852 shares at September 30, 2022 and December 31, 2021, respectively	(21,665)	(22,357)
Total MGP Ingredients, Inc. stockholders’ equity	724,794	644,755
Noncontrolling interest	(934)	(490)
Total equity	723,860	644,265
Total liabilities and equity	$1,132,075	$1,041,467
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$86,361	$59,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,257	13,668
Share-based compensation	3,086	5,247
Deferred income taxes, including change in valuation allowance	(302)	465
Other, net	1,462	(231)
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables, net	(15,582)	(5,593)
Inventory	(30,599)	(7,588)
Prepaid expenses	1,165	1,206
Refundable income taxes	(1,006)	(2,086)
Accounts payable	12,613	(6,678)
Accrued expenses and other	1,220	15,859
Federal and state excise taxes payable	(2,279)	(1,961)
Other, net	(143)	(682)
Net cash provided by operating activities	72,253	70,785

Cash Flows from Investing Activities
Additions to property, plant, and equipment	(29,217)	(37,257)
Purchase of business, net of cash acquired	—	(149,613)
Contributions to equity method investment	(2,232)	(988)
Other, net	(315)	(1,308)
Net cash used in investing activities	(31,764)	(189,166)

Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(7,984)	(7,362)
Purchase of treasury stock	(714)	(767)
Loan fees paid related to borrowings	—	(666)
Principal payments on long-term debt	(2,603)	(813)
Proceeds from credit agreement - revolver	—	242,300
Payments on credit agreement - revolver	—	(32,300)
Payment on assumed debt as part of the Merger	—	(87,509)
Net cash provided by (used in) financing activities	(11,301)	112,883

Effect of exchange rate changes on cash	(82)	(2)
Increase (decrease) in cash and cash equivalents	29,106	(5,500)
Cash and cash equivalents, beginning of period	21,568	21,662
Cash and cash equivalents, end of period	$50,674	$16,162
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Year to Date Ended September 30, 2022
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2021	$4	$6,715	$315,802	$344,237	$354	$(22,357)	$(490)	$644,265
Comprehensive income:
Net income (loss)	—	—	—	37,437	—	—	(66)	37,371
Other comprehensive loss	—	—	—	—	(232)	—	—	(232)
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,661)	—	—	—	(2,661)
Share-based compensation	—	—	1,373	—	—	—	—	1,373
Stock shares awarded, forfeited or vested	—	—	(604)	—	—	604	—	—
Stock shares repurchased	—	—	—	—	—	(711)	—	(711)
Balance, March 31, 2022	4	6,715	316,571	379,013	122	(22,464)	(556)	679,405
Comprehensive income:
Net income (loss)	—	—	—	25,560	—	—	(198)	25,362
Other comprehensive loss	—	—	—	—	(443)	—	—	(443)
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,658)	—	—	—	(2,658)
Share-based compensation	—	—	1,409	—	—	—	—	1,409
Stock shares awarded, forfeited or vested	—	—	(740)	—	—	740	—	—
Stock shares repurchased	—	—	—	—	—	(2)	—	(2)
Balance, June 30, 2022	4	6,715	317,240	401,915	(321)	(21,726)	(754)	703,073
Comprehensive income:
Net income (loss)	—	—	—	23,808	—		(180)	23,628
Other comprehensive loss	—	—	—	—	(543)		—	(543)
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,660)	—	—	—	(2,660)
Share-based compensation	—	—	363	—	—	—	—	363
Stock shares awarded, forfeited, or vested	—	—	(62)	—	—	62	—	—
Stock shares repurchased	—	—	—	—	—	(1)	—	(1)
Balance, September 30, 2022	$4	$6,715	$317,541	$423,063	$(864)	$(21,665)	$(934)	$723,860

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Year to Date Ended September 30, 2021
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2020	$4	$6,715	$15,503	$262,943	$486	$(23,125)	$—	$262,526
Comprehensive income:
Net income	—	—	—	15,427	—	—	—	15,427
Other comprehensive income	—	—	—	—	55	—	—	55
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,052)	—	—	—	(2,052)
Share-based compensation	—	—	3,229	—	—	—	—	3,229
Stock shares awarded, forfeited or vested	—	—	(716)	—	—	716	—	—
Stock shares repurchased	—	—	—	—	—	(674)	—	(674)
Balance, March 31, 2021	4	6,715	18,016	276,318	541	(23,083)	—	278,511
Comprehensive income:
Net income (loss)	—	—	—	20,135	—	—	(76)	20,059
Other comprehensive income	—	—	—	—	1	—	—	1
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,653)	—	—	—	(2,653)
Share-based compensation	—	—	1,538	—	—	—	—	1,538
Stock shares awarded, forfeited, or vested	—	—	(705)	—	—	705	—	—
Stock shares repurchased	—	—	—	—	—	(91)	—	(91)
Equity consideration for Merger	—	—	296,213	—	—	—	—	296,213
Balance, June 30, 2021	4	6,715	315,062	293,800	542	(22,469)	(76)	593,578
Comprehensive income:
Net income (loss)	—	—	—	23,876	—	—	(203)	23,673
Other comprehensive loss	—	—	—	—	(230)	—	—	(230)
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,654)	—	—	—	(2,654)
Share-based compensation	—	—	480	—	—	—	—	480
Stock shares awarded, forfeited, or vested	—	—	(64)	—	—	64	—	—
Stock shares repurchased	—	—	—	—	—	(1)	—	(1)
Equity consideration for Merger	—	—	65	—	—	—	—	65
Balance, September 30, 2021	$4	$6,715	$315,543	$315,022	$312	$(22,406)	$(279)	$614,911

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

Note 1.  Accounting Policies and Basis of Presentation

The Company. MGP Ingredients, Inc. (“the Company,” or “MGP”) is a Kansas corporation headquartered in Atchison, Kansas and is a leading producer and supplier of premium distilled spirits, branded spirits and food ingredients. Distilled spirits include premium bourbon and rye whiskeys and grain neutral spirits, including vodka and gin. The Company’s distilled spirits are either packaged and sold under its own brands to distributors, sold, directly or indirectly to manufacturers of other branded spirits, or direct to consumer. MGP is also a top producer of high-quality, industrial alcohol for use in both food and non-food applications. The Company’s protein and starch food ingredients provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. The Company’s industrial alcohol and ingredients products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries. The Company’s distillery products are derived from corn and other grains (including rye, barley, wheat, barley malt, and milo), and its ingredient products are derived primarily from wheat flour.
On April 1, 2021, the Company acquired Luxco, Inc. and its affiliated companies (“Luxco”), which is a leading branded beverage alcohol company across various categories, with a more than 60-year business heritage. Luxco’s operations predominately involve the producing, importing, bottling and rectifying of distilled spirits. See Note 3, Business Combination, for further details.

The Company reports three operating segments: Distilling Solutions, Branded Spirits and Ingredient Solutions. During 2022, the Company changed the name of its Distillery Products segment to Distilling Solutions. Certain amounts in the 2021 consolidated financial statements have been reclassified to conform to the 2022 presentation.

Basis of Presentation and Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter and year to date ended September 30, 2022, should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”).  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

The Company holds a 60 percent interest in Dos Primos Tequila, LLC (“Dos Primos”). The Company consolidated Dos Primos’ activity on the financial statements and presented the 40 percent non-controlling interest portion on a separate line.

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

Immaterial Correction to Prior Period Financial Statements. During the year to date ended September 30, 2022, the Company identified an immaterial correction related to gross amounts of Property, plant and equipment and Accumulated depreciation and amortization in the Condensed Consolidated Balance Sheet as of December 31, 2021. The Company performed a materiality assessment, considering both quantitative and qualitative factors, which resulted in the determination that the correction to the financial statements was immaterial. As such, the Company corrected the December 31, 2021 gross balances for Property, plant, and equipment and Accumulated depreciation and amortization on the Condensed Consolidated Balance Sheet reported in this Form 10-Q by equal and offsetting amounts, which resulted in no change to the balance of Property, plant, and equipment, net.

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

Inventories are stated at lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials. Inventory consists of the following:

	September 30, 2022	December 31, 2021
Finished goods	$49,008	$35,362
Barreled distillate (bourbons and whiskeys)	185,681	174,080
Raw materials	27,496	24,981
Work in process	1,581	1,261
Maintenance materials	10,020	9,179
Other	1,692	1,081
Total	$275,478	$245,944

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

Translation of Foreign Currencies. Assets and liabilities of Niche Drinks Co., Ltd. (“Niche”), a wholly owned subsidiary of the Company whose functional currency is the British pound sterling, are translated to U.S. dollars using the exchange rate in effect at the condensed consolidated balance sheet date. Results of operations are translated using average rates during the period. Adjustments resulting from the translation process are included as a component of Accumulated other comprehensive income.

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

Goodwill and Indefinite-Lived Intangible Assets. The Company records goodwill and other indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and other indefinite-lived intangible assets to its respective reporting units. The Company evaluates goodwill for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. To the extent that the carrying amount exceeds fair value, an impairment of goodwill is recognized. Judgment is required in the determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. The Company separately evaluates indefinite-lived intangible assets for impairment. As of September 30, 2022, the Company determined that goodwill and indefinite-lived intangible assets were not impaired.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $178,062 and $272,971 at September 30, 2022 and December 31, 2021, respectively. The financial statement carrying value of total debt was $231,051 (including unamortized loan fees) and $233,399 (including unamortized loan fees) at September 30, 2022 and December 31, 2021, respectively.  These fair values are considered Level 2 under the fair value hierarchy. Fair value disclosure for deferred compensation plan investments is included in Note 9, Employee and Non-Employee Benefit Plans. See Note 3, Business Combination, for discussion related to the fair value of tangible and intangible assets acquired and liabilities assumed as part of the merger with Luxco.

Equity Method Investments. The Company holds 50 percent interests in DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S.de R.L. de C.V. (“Agricola”) (combined “LMX”), which are accounted for as equity method investments since the date of acquisition and are considered affiliates of the Company. The investment in LMX, which is recorded in Investment in joint ventures on the Condensed Consolidated Balance Sheet, was $6,140 and $4,944 at September 30, 2022 and December 31, 2021, respectively. During the quarter ended September 30, 2022 and 2021, the Company recorded a loss of $856 and $405 from our equity method investments, respectively, which is recorded in Other income (expense), net on the Condensed Consolidated Statement of Income. During the year to date ended September 30, 2022 and 2021, the Company recorded a loss of $1,036 and $739 from our equity method investments, respectively, which is recorded in Other (income) expense, net on the Condensed Consolidated Statement of Income. During the quarter and year to date ended September 30, 2022, the Company purchased $8,265 and $28,194, respectively, of bulk beverage alcohol from LMX, and during the quarter and year to date ended September 30, 2021, the Company purchased $8,052 and $19,724, respectively, of bulk beverage alcohol from LMX.

Recently Adopted Accounting Standard Updates. The Company did not adopt any new Accounting Standard Updates during the quarter ended September 30, 2022.

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

The following table presents the Company’s sales by segment and major products and services:

	Quarter Ended September 30,		Year to Date Ended September 30,
	2022	2021	2022	2021
Distilling Solutions
Brown goods	$57,423	$42,793	$175,899	$129,600
White goods	20,469	21,187	57,996	56,049
Premium beverage alcohol	77,892	63,980	233,895	185,649
Industrial alcohol	10,761	14,790	35,141	46,896
Food grade alcohol	88,653	78,770	269,036	232,545
Fuel grade alcohol	3,713	3,592	10,307	10,862
Distillers feed and related co-products	9,943	4,016	30,127	13,660
Warehouse services	6,335	4,666	17,821	12,949
Total Distilling Solutions	108,644	91,044	327,291	270,016

Branded Spirits
Ultra premium	13,804	11,363	35,836	19,491
Super premium	3,350	2,798	9,522	6,393
Premium	6,013	5,683	17,928	11,012
Mid	20,834	22,992	63,408	48,399
Value	12,097	12,756	36,304	25,984
Other	6,663	5,969	14,080	11,278
Total Branded Spirits	62,761	61,561	177,078	122,557

Ingredient Solutions
Specialty wheat starches	16,241	12,231	47,445	35,051
Specialty wheat proteins	9,697	8,901	29,225	23,299
Commodity wheat starches	3,803	2,626	10,286	7,572
Commodity wheat proteins	—	248	38	1,378
Total Ingredient Solutions	29,741	24,006	86,994	67,300

Total sales	$201,146	$176,611	$591,363	$459,873

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

Following the Merger, Luxco became a wholly owned subsidiary of MGP and is included within the Branded Spirits segment. The aggregate consideration paid by the Company in connection with the Merger was $237,500 in cash (less assumed indebtedness) and 5,007,833 shares of common stock of the Company, subject to adjustment for fractional shares (the “Company Shares,” and together with the cash portion, the “Merger Consideration”). The Company Shares were valued at $296,213 and represented approximately 22.8 percent of the Company’s outstanding common stock immediately following the closing of the Merger. The Merger Consideration was subject to customary purchase price adjustments related to, among other things, net working capital, acquired cash and assumed debt. The consideration paid at closing included a preliminary estimated purchase price adjustment. In September 2021, the parties finalized the purchase price adjustment, which decreased the cash consideration paid by approximately $608 and increased stock consideration by an additional 1,373 shares from the preliminary amounts that were paid at closing.

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
(b) Intangible assets acquired included trade names with an estimated fair value of $178,100 and distributor relationships with an estimated fair value of $41,400.
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

Goodwill of $223,556, none of which is deductible for tax purposes, represents the excess of the consideration transferred over the estimated fair value of assets acquired net of liabilities assumed. The Intangible assets acquired included indefinite-lived intangible assets, trade names, with an estimated fair value of $178,100 and definite-lived intangible assets, distributor relationships, with an estimated fair value of $41,400 and a useful life of 20 years. The trade names and distributor relationships acquired by the Company have been recorded at the estimated fair values using the relief from royalty method and multi-period earnings method, respectively. Management engaged a third party valuation specialist to assist in the valuation analysis of certain acquired assets including trade names and distributor relationships.

Pro Forma Information. The following table summarizes the unaudited pro forma financial results for the quarter and year to date ended September 30, 2021, as if the Merger had occurred on January 1, 2020:

	Pro Forma Financial Information
	Quarter Ended September 30,	Year to Date Ended September 30,
	2021	2021
Sales	$176,611	$504,243
Net income	23,673	68,934
Basic and diluted earnings per common share	1.08	3.38

The pro forma results are adjusted for items that are non-recurring in nature and directly attributable to the Merger, including the income tax effect of the adjustments. Merger related costs incurred by the Company of $294 and $8,922 for the quarter and year to date ended September 30, 2021, respectively, were excluded and $7,032 is assumed to have been incurred on January 1, 2020. Merger related costs incurred by Luxco of $3,132 were excluded from the year to date ended September 30, 2021 pro forma results. A non-recurring expense of $2,529 for the quarter and year to date ended September 30, 2021 related to the fair value adjustment of finished goods inventory estimated to have been sold was removed. Other acquired tangible and intangible assets are assumed to be recorded at estimated fair value on January 1, 2020 and are amortized or depreciated over their estimated useful lives.

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

Note 4. Goodwill and Intangible Assets

Definite-Lived Intangible Assets. The Company has a definite-lived intangible asset which was acquired as a result of the Merger. The distributor relationships have a carrying value of $38,295, net of accumulated amortization of $3,105. The distributor relationships have a useful life of 20 years. The amortization expense for the quarter and year to date ended September 30, 2022 was $518 and $1,553, respectively, and the amortization expense for the quarter and year to date ended September 30, 2021 was $517 and $1,035, respectively.

As of September 30, 2022, the expected future amortization expense related to definite-lived intangible assets are as follows:

Remainder of 2022	$517
2023	2,070
2024	2,070
2025	2,070
2026	2,070
Thereafter	29,498
Total	$38,295

Goodwill and Indefinite-Lived Intangible Assets. The Company records goodwill and indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and indefinite-lived intangible assets to its respective reporting units.

Changes in carrying amount of goodwill by business segment were as follows:

	Distilling Solutions	Branded Spirits	Ingredient Solutions	Total
Balance, December 31, 2021	$—	$226,294	$—	$226,294
Acquisitions	—	—	—	—
Balance, September 30, 2022	$—	$226,294	$—	$226,294

Changes in carrying amount of trade name intangible assets by business segment were as follows:

	Distilling Solutions	Branded Spirits	Ingredient Solutions	Total
Balance, December 31, 2021	$—	$178,990	$—	$178,990
Acquisitions	—	—	—	—
Balance, September 30, 2022	$—	$178,990	$—	$178,990

Note 5.  Corporate Borrowings

The following table presents the Company’s outstanding indebtedness:

Description(a)	September 30, 2022	December 31, 2021
Credit Agreement - Revolver, 4.14% (variable rate) due 2025	$—	$—
Convertible Senior Notes, 1.88% (fixed rate) due 2041	201,250	201,250
Note Purchase Agreement
Series A Senior Secured Notes, 3.53% (fixed rate) due 2027	16,000	18,400
Senior Secured Notes, 3.80% (fixed rate) due 2029	20,000	20,000
Other long-term borrowings	—	203
Total indebtedness outstanding	237,250	239,853
Less unamortized loan fees(b)	(6,199)	(6,454)
Total indebtedness outstanding, net	231,051	233,399
Less current maturities of long-term debt	(4,800)	(3,227)
Long-term debt and Credit Agreement - Revolver	$226,251	$230,172
(a) Interest rates are as of September 30, 2022.
(b) Loan fees are being amortized over the life of the debt instruments.

Credit Agreement. On February 14, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with multiple participants led by Wells Fargo Bank, National Association (“Wells Fargo Bank”) that matures on February 14, 2025. The Credit Agreement provided for a $300,000 revolving credit facility. On May 14, 2021, the Credit Agreement was amended to increase the principal amount to $400,000 and to increase the amount of the revolving credit facility by up to an additional $100,000. On August 31, 2022, the Credit Agreement was amended to change the interest rate benchmark from LIBOR to SOFR. The Credit Agreement includes certain requirements and covenants, which the Company was in compliance with at September 30, 2022. The cash portion of the Merger Consideration, the repayment of assumed debt, and transaction-related expenses were financed with $242,300 borrowings under the Credit Agreement which was drawn down on April 1, 2021. As of September 30, 2022, the Company had no outstanding borrowings under the Credit Agreement leaving $400,000 available.

Convertible Senior Notes. On November 16, 2021, the Company issued $201,250 in aggregate principal of 1.875% convertible senior notes due in 2041 (“2041 Notes”). The 2041 Notes were issued pursuant to an indenture, dated as of November 16, 2021 ( the “Indenture”), by and among the Company, as issuer, Luxco, Inc., MGPI Processing, Inc. and MGPI of Indiana, LLC as subsidiary guarantors, and U.S. Bank National Association, as trustee. The 2041 Notes are senior, unsecured obligations of the Company and interest is payable semi-annually in arrears at a fixed interest rate of 1.875% on May 15 and November 15 of each year. The 2041 Notes mature on November 15, 2041 (“Maturity Date”) unless earlier repurchased, redeemed or converted, per the agreement. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2041 Notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at its election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2041 Notes being converted.

Note Purchase Agreements. The Company’s Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”), with PGIM, Inc.,(“Prudential”), an affiliate of Prudential Financial, Inc., and certain affiliates of Prudential, provides for the issuance of $20,000 of Series A Senior Secured Notes and the issuance of up to $105,000 of additional Senior Secured Notes (or any higher amount solely to the extent Prudential has provided written notice to the Company of its authorization of such a higher amount). On July 29, 2021, Prudential provided the Company notice pursuant to Section 1.2 of the Note Agreement that Prudential has authorized an increase in the amount of additional Senior Secured Notes that may be issued under the uncommitted shelf facility under the Note Agreement from $105,000 to $140,000, effective as of July 29, 2021. The deadline for issuing the notes under the shelf facility is August 23, 2023.

During 2017, the Company issued $20,000 of Series A Senior Secured Notes with a maturity date of August 23, 2027. During 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Note Purchase Agreement includes certain requirements and covenants, which the Company was in compliance with at September 30, 2022. As of September 30, 2022, the Company has $16,000 of Series A Senior Secured Notes and $20,000 of additional Senior Secured Notes outstanding under the Note Purchase Agreement leaving $120,000 available of Senior Secured Notes.

Other long-term borrowings. As part of the Merger, the Company acquired additional long-term notes payable to certain counties in Kentucky and during the quarter ended September 30, 2022, the Company paid off the outstanding balances.

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
Income tax expense for the quarter and year to date ended September 30, 2022, was $7,533 and $26,037 for an effective tax rate of 24.2 percent and 23.2 percent, respectively. The effective tax rate for the quarter and year to date ended September 30, 2022 differed from the 21 percent federal statutory rate on pretax income primarily due to state and foreign income taxes, partially offset by state and federal tax credits, and the deduction applicable to export activity. The increase in Income tax expense for the year to date ended September 30, 2022 was primarily due to higher Income before income taxes as compared to the prior year periods.

Income tax expense for the quarter and year to date ended September 30, 2021, was $7,674 and $18,701 for an effective tax rate of 24.5 percent and 24.0 percent, respectively. The effective tax rate for the quarter and year to date ended September 30, 2021 differed from the 21 percent federal statutory rate on pretax income primarily due to state taxes, income taxes on foreign subsidiaries acquired as a result of the Merger, nondeductible transaction costs, partially offset by state and federal credits and the deduction applicable to export activity.

Note 7.  Equity and EPS

The computations of basic and diluted EPS:

	Quarter Ended September 30,		Year to Date Ended September 30,
	2022	2021	2022	2021
Operations:
Net income(a)	$23,628	$23,673	$86,361	$59,159
Net loss attributable to noncontrolling interest	180	203	444	279
Income attributable to participating securities (unvested shares and units)(b)	(188)	(175)	(688)	(471)
Net income used in EPS calculation	$23,620	$23,701	$86,117	$58,967

Share information:
Basic weighted average common shares(c)	22,008,381	21,981,201	22,000,026	20,293,818
Diluted weighted average common shares(c)(d)	22,228,814	21,981,201	22,000,026	20,293,818

Basic EPS	$1.07	$1.08	$3.91	$2.91
Diluted EPS	$1.06	$1.08	$3.91	$2.91
(a)Net income attributable to all shareholders.
(b)Participating securities included 176,398 and 163,024 unvested restricted stock units (“RSUs”), at September 30, 2022 and 2021, respectively.
(c)Under the two-class method, basic and diluted weighted average common shares at September 30, 2022 and 2021 exclude unvested participating securities.
(d)The impacts of the Convertible Senior Notes were included in the diluted weighted average common shares if the inclusion was dilutive. The Convertible Senior Notes would only have a dilutive impact if the average market price per share during the quarter and year to date period exceeds the conversion price of $96.24 per share.

Share Issuance. On April 1, 2021, as part of the consideration for the Merger, the Company issued 5,007,833 shares of common stock. In September 2021, the parties finalized the purchase price adjustments, which increased stock consideration by an additional 1,373 shares from the preliminary amounts that were paid at closing.

Share Repurchase. On February 25, 2019, MGP’s Board of Directors approved a $25,000 share repurchase authorization commencing February 27, 2019, through February 27, 2022. Under the share repurchase program, the Company could have repurchased stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable federal securities laws. The Company did not repurchase any shares under the share repurchase program during 2022, prior to its expiration on February 27, 2022. The Company did not renew the share repurchase program upon its expiration.

Common Stock Share Activity.

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2021	437	21,964,314
Issuance of Common Stock	—	29,807
Repurchase of Common Stock (a)	—	(9,021)
Balance, March 31, 2022	437	21,985,100
Issuance of Common Stock	—	7,655
Repurchase of Common Stock(a)	—	(4)
Balance, June 30, 2022	437	21,992,751
Issuance of Common Stock	—	606
Repurchase of Common Stock(a)	—	(2)
Balance, September 30, 2022	437	21,993,355

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2020	437	16,915,862
Issuance of Common Stock	—	35,114
Repurchase of Common Stock (a)	—	(10,376)
Balance, March 31, 2021	437	16,940,600
Issuance of Common Stock	—	5,022,122
Repurchase of Common Stock(a)	—	(1,489)
Balance, June 30, 2021	437	21,961,233
Issuance of Common Stock	—	2,361
Repurchase of Common Stock(a)	—	(20)
Balance, September 30, 2021	437	21,963,574
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

As of September 30, 2022, 585,353 RSUs had been granted of the 1,500,000 shares approved under the 2014 Plan, and 130,982 shares had been granted of the 300,000 shares approved under the Directors’ Plan. As of September 30, 2022, there were 178,608 unvested RSUs under the Company’s long-term incentive plans and 176,398 were participating securities (Note 7).

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan (“EDC Plan”) effective as of June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company’s obligations under this plan will change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the plan. Realized and unrealized gains (losses) on deferred compensation plan investments were included as a component of Other income (expense), net on the Company’s Condensed Consolidated Statements of Income for the quarter and year to date ended September 30, 2022. For quarter and year to date ended September 30, 2022, the Company had a loss on deferred compensation plan investments of $103 and $931, respectively. For quarter ended September 30, 2021, the Company had a loss on deferred compensation plan investments of $15 and for the year to date ended September 30, 2021, the Company had a gain on deferred compensation plan investments of $261.

Plan investments are classified as Level 1 in the fair value hierarchy since the investments trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. Participants were able to direct the deferral of a portion of their base salary and a portion of their estimated accrued Short-term incentive plan (“STI Plan”) amounts that were paid during the first quarter of the following year. Base salary amounts elected for deferral are deposited into the EDC Plan by the Company on a weekly basis and allocated by participants among Company-determined investment options. STI Plan deferral amounts are deposited, at the time of payment, into the EDC Plan by the Company and allocated by participants among Company-determined investment options.

At September 30, 2022 and December 31, 2021, the EDC Plan investments were $2,510 and $3,072, respectively, which were recorded in Other assets on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan current liabilities were $617 at both September 30, 2022 and December 31, 2021, which were included in Accrued expenses and other on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan non-current liabilities were $2,310 and $2,981 at September 30, 2022 and December 31, 2021, respectively, and were included in Other noncurrent liabilities on the Company’s Condensed Consolidated Balance Sheets.

Note 10.  Operating Segments

At September 30, 2022, the Company had three segments: Distilling Solutions, Branded Spirits, and Ingredient Solutions. The Distilling Solutions segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry) and fuel grade alcohol. The Distilling Solutions segment also includes warehouse services, including barrel put away, storage, retrieval, and blending services. The Branded Spirits segment consists of producing, importing, bottling and rectifying of distilled spirits. Ingredient Solutions segment consists of specialty starches and proteins and commodity starches and proteins.

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

	Quarter Ended September 30,		Year to Date Ended September 30,
	2022	2021	2022	2021
Sales to Customers
Distilling Solutions	$108,644	$91,044	$327,291	$270,016
Branded Spirits	62,761	61,561	177,078	122,557
Ingredient Solutions	29,741	24,006	86,994	67,300
Total	$201,146	$176,611	$591,363	$459,873

Gross Profit
Distilling Solutions	$25,917	$26,981	$94,630	$87,211
Branded Spirits	25,067	23,217	70,809	41,737
Ingredient Solutions	8,064	6,888	24,654	17,264
Total	$59,048	$57,086	$190,093	$146,212

Depreciation and Amortization
Distilling Solutions	$2,929	$2,695	$8,716	$7,900
Branded Spirits	1,434	1,743	4,618	3,481
Ingredient Solutions	613	531	1,838	1,487
Corporate	357	274	1,085	800
Total	$5,333	$5,243	$16,257	$13,668

Income (loss) before Income Taxes
Distilling Solutions	$25,213	$26,047	$92,332	$84,225
Branded Spirits	9,776	9,293	28,016	15,182
Ingredient Solutions	6,822	6,214	21,770	15,121
Corporate	(10,650)	(10,207)	(29,720)	(36,668)
Total	$31,161	$31,347	$112,398	$77,860

The following table allocates assets to each segment as of:

	September 30, 2022	December 31, 2021
Identifiable Assets
Distilling Solutions	$330,487	$314,816
Branded Spirits	699,354	658,826
Ingredient Solutions	57,061	43,009
Corporate	45,173	24,816
Total	$1,132,075	$1,041,467

Note 11.  Subsequent Events

Dividend. On November 3, 2022, the Company’s Board of Directors declared a quarterly dividend payable to stockholders of record as of November 18, 2022, of the Company’s Common Stock, and a dividend equivalent payable to holders of certain RSUs as of November 18, 2022, of $0.12 per share and per unit, payable on December 2, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, unless otherwise noted)

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-Q contains forward looking statements as well as historical information.  All statements, other than statements of historical facts, regarding the prospects of our industry and our prospects, plans, financial position, and strategic plan may constitute forward looking statements.  In addition, forward looking statements are usually identified by or are associated with such words as “intend,” “plan,” “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will,” “could,” “encouraged,” “opportunities,” “potential,” and/or the negatives or variations of these terms or similar terminology.  Forward looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied in the forward looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward looking statements is included in the section titled “Risk Factors” (Item 1A) of our Annual Report on Form 10-K for the year ended December 31, 2021 and the additional risk factors included in our Form 10-Q for the quarter ended June 30, 2022 in Part II, Item 1A. Forward looking statements are made as of the date of this report, and we undertake no obligation to update or revise publicly any forward looking statements, whether because of new information, future events or otherwise.

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

RESULTS OF OPERATIONS

Consolidated Results

The table below details the consolidated results for the quarters ended September 30, 2022 and 2021:

	Quarter Ended September 30,
	2022	2021	2022 v. 2021
Sales	$201,146	$176,611	14%
Cost of sales	142,098	119,525	19
Gross profit	59,048	57,086	3
Gross margin %	29.4%	32.3%	(2.9)	pp(a)
Advertising and promotion expenses	7,279	5,664	29
Selling, general, and administrative (“SG&A”) expenses	17,904	18,527	(3)
Other operating (income) expense, net	1	11	(91)
Operating income	33,864	32,884	3
Operating margin %	16.8%	18.6%	(1.8)	pp
Interest expense, net	(1,350)	(1,116)	(21)
Other income (expense), net	(1,353)	(421)	(221)
Income before income taxes	31,161	31,347	(1)
Income tax expense	7,533	7,674	(2)
Effective tax expense rate %	24.2%	24.5%	(0.3)	pp
Net income	$23,628	$23,673	—%
Net income margin %	11.7%	13.4%	(1.7)	pp
(a) Percentage points (“pp”).

Sales - Sales for quarter ended September 30, 2022 were $201,146, an increase of 14 percent compared to the year-ago quarter, which was the result of increased sales in the Distilling Solutions, Ingredient Solutions and Branded Spirits segments. Within the Distilling Solutions segment, sales were up 19 percent, primarily due to an increase in the sales of brown goods within premium beverage alcohol and distillers feed and related co-products. Within the Ingredient Solutions segment, sales were up 24 percent, primarily due to increased sales of specialty wheat starches and commodity wheat starches. Within the Branded Spirits segment, sales were up 2 percent, primarily due to increased sales of brands in the ultra premium price tier (see Segment Results).

Gross profit - Gross profit for quarter ended September 30, 2022 was $59,048, an increase of 3 percent compared to the year-ago quarter. The increase was driven by an increase in gross profit in the Branded Spirits and Ingredient Solutions segments, partially offset by a decrease in Distilling Solutions segment gross profit. In the Branded Spirits segment, gross profit increased by $1,850, or 8 percent. In the Ingredient Solutions segment, gross profit increased by $1,176, or 17 percent. In the Distilling Solutions segment, gross profit declined by $1,064, or 4 percent (see Segment Results).

Advertising and promotion expenses - Advertising and promotion expenses for quarter ended September 30, 2022 were $7,279, an increase of 29 percent compared to the year-ago quarter, primarily driven by increased advertising and promotion investment in the Branded Spirits segment, specifically in the ultra premium, super premium and premium price tiers.

SG&A expenses - SG&A expenses for quarter ended September 30, 2022 were $17,904, a decrease of 3 percent compared to the year-ago quarter, primarily due to lower incentive compensation expense and one-time acquisition costs in 2021 related to the Merger with Luxco that did not recur in 2022.

Operating income - Operating income for quarter ended September 30, 2022 increased to $33,864 from $32,884 for quarter ended September 30, 2021, primarily due to an increase in gross profit in the Branded Spirits and Ingredient Solutions segments as well as a decrease in the previously described SG&A expenses. These were partially offset by an increase in the previously described Advertising and promotion expenses and a decrease in gross profit in the Distilling Solutions segment.

Operating income, quarter versus quarter	Operating Income	Change
Operating income for quarter ended September 30, 2021	$32,884
Increase in gross profit - Branded Spirits segment(a)	1,850	5	pp(b)
Increase in gross profit - Ingredient Solutions segment(a)	1,176	4	pp
Decrease in gross profit - Distilling Solutions segment(a)	(1,064)	(3)	pp
Increase in Advertising and promotion expenses	(1,615)	(5)	pp
Decrease in SG&A expenses	623	2	pp
Change in Other operating income (expense), net	10	—	pp
Operating income for quarter ended September 30, 2022	$33,864	3%

(a) See segment discussion.
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for quarter ended September 30, 2022 was $7,533, for an effective tax rate of 24.2 percent. Income tax expense for the quarter ended September 30, 2021, was $7,674, for an effective tax rate of 24.5 percent. The decrease in Income tax expense, quarter versus quarter, was due primarily to lower Income before income taxes. The decrease in effective tax rate, quarter versus quarter, was due primarily to favorable tax benefits, related to certain tax credits concerning our capital spend.

Earnings per common share (“EPS”) - Basic EPS was $1.07 for quarter ended September 30, 2022, compared to $1.08 for quarter ended September 30, 2021. The change in Basic EPS, quarter versus quarter, was primarily due to a change in Other income (expense), net and a change in interest expense, net, partially offset by an increase in Operating income. Dilutive EPS was $1.06 for the quarter ended September 30, 2022, compared to $1.08 for the quarter ended September 30, 2021. The change in Diluted EPS, quarter versus quarter, was primarily due to the same changes as Basic EPS as well as the impact of dilutive shares outstanding.

Change in basic and diluted EPS, quarter versus quarter	Basic and Diluted EPS	Change
Basic and diluted EPS for quarter ended September 30, 2021	$1.08
Increase in Operating income(a)	0.03	3	pp(b)
Change in Other income (expense), net(a)	(0.03)	(3)	pp
Change in Interest expense, net(a)	(0.01)	(1)	pp
Basic EPS for quarter ended September 30, 2022	$1.07	(1)%
Impact of dilutive shares outstanding	(0.01)	(1)	pp
Diluted EPS for quarter ended September 30, 2022	$1.06	(2)%
(a) Item is net of tax based on the effective tax rate for the base year (2021).
(b) Percentage points (“pp”).

The table below details the consolidated results for year to date ended September 30, 2022 and 2021:

	Year to Date Ended September 30,
	2022	2021	2022 v. 2021
Sales	$591,363	$459,873	29%
Cost of sales	401,270	313,661	28
Gross profit	190,093	146,212	30
Gross margin %	32.1%	31.8%	0.3	pp(a)
Advertising and promotion expenses	18,848	9,888	91
SG&A expenses	52,029	55,266	(6)
Other operating (income) expense, net	(34)	11	(409)
Operating income	119,250	81,047	47
Operating margin %	20.2%	17.6%	2.6	pp
Interest expense, net	(4,491)	(2,708)	(66)
Other income (expense), net	(2,361)	(479)	(393)
Income before income taxes	112,398	77,860	44
Income tax expense	26,037	18,701	39
Effective tax expense rate %	23.2%	24.0%	(0.8)	pp
Net income	$86,361	$59,159	46%
Net income margin %	14.6%	12.9%	1.7	pp
(a) Percentage points (“pp”).

Sales - Sales for year to date ended September 30, 2022 were $591,363, an increase of 29 percent compared to the year-ago period, which was the result of increased sales in the Distilling Solutions, Branded Spirits and Ingredient Solutions segments. Within the Distilling Solutions segment, sales were up 21 percent, primarily due to an increase in the sales of brown goods within premium beverage alcohol and distillers feed and related co-products. Within the Branded Spirits segment, sales were up 44 percent, primarily due to the additional brands acquired as part of the April 1, 2021 Merger. Within the Ingredient Solutions segment, sales were up 29 percent, primarily due to increased sales of specialty wheat starches and proteins, and commodity wheat starches (see Segment Results).

Gross profit - Gross profit for year to date ended September 30, 2022 was $190,093, an increase of 30 percent compared to the year-ago period. The increase was driven by an increase in gross profit in the Branded Spirits, Distilling Solutions, and Ingredient Solutions segments. In the Branded Spirits segment, gross profit increased by $29,072, or 70 percent. In the Distilling Solutions segment, gross profit increased by $7,419, or 9 percent. In the Ingredient Solutions segment, gross profit increased by $7,390, or 43 percent (see Segment Results).

Advertising and promotion expenses - Advertising and promotion expenses for year to date ended September 30, 2022 were $18,848, an increase of 91 percent compared to the year-ago period, primarily driven by the assumption of Luxco’s Advertising and promotion expenses as well as increased advertising and promotion investment in the Branded Spirits segment, specifically in the ultra premium, super premium and premium price tiers.

SG&A expenses - SG&A expenses for year to date ended September 30, 2022 were $52,029, a decrease of 6 percent compared to the year-ago period. The decrease in SG&A expenses was driven primarily by the one-time acquisition costs in 2021 related to the Merger with Luxco that did not recur in 2022, partially offset by the assumption of Luxco’s SG&A expenses.

Operating income - Operating income for year to date ended September 30, 2022 increased to $119,250 from $81,047 for year to date period ended September 30, 2021, primarily due to an increase in gross profit in the Branded Spirits, Distilling Solutions, and Ingredient Solutions segments as well as a decrease in the previously described SG&A expenses. These were partially offset by an increase in the previously described Advertising and promotion expenses.

Operating income, year to date versus year to date	Operating Income	Change
Operating income for year to date ended September 30, 2021	$81,047
Increase in gross profit - Branded Spirits segment(a)	29,072	36	pp(b)
Increase in gross profit - Distilling Solutions segment(a)	7,419	9	pp
Increase in gross profit - Ingredient Solutions segment(a)	7,390	9	pp
Increase in Advertising and promotion expenses	(8,960)	(11)	pp
Decrease in SG&A expenses	3,237	4	pp
Change in Other operating income (expense), net	45	—	pp
Operating income for year to date ended September 30, 2022	$119,250	47%
(a) See segment discussion.
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for year to date ended September 30, 2022 was $26,037, for an effective tax rate of 23.2 percent. Income tax expense for the year to date ended September 30, 2021, was $18,701, for an effective tax rate of 24.0 percent. The increase in Income tax expense, year to date versus year to date, was primarily due to higher Income before income taxes. The decrease in effective tax rate, year to date versus year to date, was due to favorable tax benefits, related to certain tax credits concerning our capital spend.

Earnings per common share - EPS was $3.91 for year to date ended September 30, 2022, compared to $2.91 for year to date ended September 30, 2021. EPS increased, year to date versus year to date, primarily due to an increase in operating income, partially offset by an increase in shares outstanding as a result of shares issued as part of the consideration paid for the Merger with Luxco.

Change in basic and diluted EPS, year to date versus year to date	Basic and Diluted EPS	Change
Basic and diluted EPS for year to date ended September 30, 2021	$2.91
Increase in operating income(a)	1.63	56	pp(b)
Change in interest expense, net(a)	(0.08)	(3)	pp
Change in other income (expense), net(a)	(0.06)	(2)	pp
Tax: Change in effective tax rate	0.02	1	pp
Change in weighted average shares outstanding	(0.51)	(18)	pp
Basic and diluted EPS for year to date ended September 30, 2022	$3.91	34%
(a) Item is net of tax based on the effective tax rate for the base year (2021).
(b) Percentage points (“pp”).

SEGMENT RESULTS

Distilling Solutions

The following tables show selected financial information for the Distilling Solutions segment for the quarters ended September 30, 2022 and 2021.

	DISTILLING SOLUTIONS SALES
	Quarter Ended September 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2022	2021	$ Change	% Change
Brown goods	$57,423	$42,793	$14,630	34%
White goods	20,469	21,187	(718)	(3)
Premium beverage alcohol	77,892	63,980	13,912	22
Industrial alcohol	10,761	14,790	(4,029)	(27)
Food grade alcohol	88,653	78,770	9,883	13
Fuel grade alcohol	3,713	3,592	121	3
Distillers feed and related co-products	9,943	4,016	5,927	148
Warehouse services	6,335	4,666	1,669	36
Total Distilling Solutions	$108,644	$91,044	$17,600	19%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Premium beverage alcohol	22%	4%	18%

	Other Financial Information
	Quarter Ended September 30,		Quarter versus Quarter Increase / (Decrease)
	2022	2021	$ Change	% Change
Gross profit	$25,917	$26,981	$(1,064)	(4)%
Gross margin %	23.9%	29.6%		(5.7)	pp(d)
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
(d) Percentage points (“pp”).

Total sales of Distilling Solutions for quarter ended September 30, 2022 increased by $17,600, or 19 percent, compared to the prior year quarter. Sales of brown goods within premium beverage alcohol, distillers feed and related co-products, warehouse services, and fuel grade alcohol increased while industrial alcohol and white goods within premium beverage alcohol decreased compared to the prior year quarter. The increase in sales of brown goods was driven by higher sales volume. The increase in sales of distillers feed and related co-products was due to higher average selling price, partially offset by lower sales volumes, both of which primarily resulted from the previously disclosed dryer fire at our Atchison facility which occurred in 2020. These increases were partially offset by a decrease in sales of industrial alcohol and white goods which were driven primarily by lower sales volume, partially offset by higher average selling price.

Gross profit decreased quarter versus quarter by $1,064, or 4 percent. Gross margin for the quarter ended September 30, 2022 decreased to 23.9 percent from 29.6 percent for the prior year quarter. The decrease in gross profit was primarily due to higher input costs for white goods and industrial alcohol. The average selling price for these products also increased, but not enough to offset the higher input costs. This decrease in gross profit was partially offset by an increase in brown goods gross profit.

The following tables show selected financial information for the Distilling Solutions segment for the year to date ended September 30, 2022 and 2021.

	DISTILLING SOLUTIONS SALES
	Year to Date Ended September 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2022	2021	$ Change	% Change
Brown Goods	$175,899	$129,600	$46,299	36%
White Goods	57,996	56,049	1,947	3
Premium beverage alcohol	233,895	185,649	48,246	26
Industrial alcohol	35,141	46,896	(11,755)	(25)
Food grade alcohol	269,036	232,545	36,491	16
Fuel grade alcohol	10,307	10,862	(555)	(5)
Distillers feed and related co-products	30,127	13,660	16,467	121
Warehouse services	17,821	12,949	4,872	38
Total Distilling Solutions	$327,291	$270,016	$57,275	21%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Premium beverage alcohol	26%	6%	20%

	Other Financial Information
	Year to Date Ended September 30,		Year to Date versus Year to Date Increase / (Decrease)
	2022	2021	$ Change	% Change
Gross profit	$94,630	$87,211	$7,419	9%
Gross margin %	28.9%	32.3%		(3.4)	pp(d)

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
(d) Percentage points (“pp”).

Total sales of Distilling Solutions for year to date ended September 30, 2022 increased by $57,275, or 21 percent compared to the year-ago period. Sales of brown goods within premium beverage alcohol, distillers feed and related co-products, warehouse services and white goods within premium beverage alcohol increased while industrial alcohol and fuel grade alcohol decreased compared to the prior year to date period. The increase in sales of brown goods was driven by higher sales volume and higher average selling price. The increase in sales of distillers feed and related co-products was due to higher average selling price, partially offset by lower sales volumes, both of which primarily resulted from the previously disclosed dryer fire at our Atchison facility which occurred in 2020. The increase in sales of white goods was driven by higher average selling price, partially offset by lower sales volume. These increases were partially offset by a decrease in sales of industrial alcohol which was driven by lower sales volume, partially offset by higher average selling price.

Gross profit for year to date ended September 30, 2022 increased by $7,419, or 9 percent compared to the year-ago period. Gross margin for year to date ended September 30, 2022 decreased to 28.9 percent from 32.3 percent for the prior year period. The increase in gross profit was due primarily to higher average selling price and higher sales volume on brown goods. These increases were partially offset by higher input costs for industrial alcohol, white goods, and fuel grade alcohol. The average selling price for these products also increased, but not enough to offset the higher input costs which caused a decrease in the gross margin percentage.

Branded Spirits

The following tables show selected financial information for the Branded Spirits segment for the quarters ended September 30, 2022 and 2021.

	BRANDED SPIRITS SALES
	Quarter Ended September 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2022	2021	$ Change	% Change
Ultra premium	$13,804	$11,363	$2,441	21%
Super premium	3,350	2,798	552	20
Premium	6,013	5,683	330	6
Mid	20,834	22,992	(2,158)	(9)
Value	12,097	12,756	(659)	(5)
Other	6,663	5,969	694	12
Total Branded Spirits	$62,761	$61,561	$1,200	2%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	2%	(6)%	8%

	Other Financial Information
	Quarter Ended September 30,		Quarter versus Quarter Increase / (Decrease)
	2022	2021	$ Change	% Change
Gross profit	$25,067	$23,217	$1,850	8%
Gross margin %	39.9%	37.7%		2.2	pp(d)
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
(d) Percentage points (“pp”).

Total sales of Branded Spirits for quarter ended September 30, 2022 increased by $1,200, or 2 percent compared to the prior year quarter. Sales increased primarily due to an increase in the ultra premium price tier due primarily to increased sales of American whiskey brands as well as an increase in the other tier due to timing of certain contracted private label sales. These increases were partially offset by a decrease in sales of brands within the mid price tier as a result of a change in the product mix towards more premium brands as well as the re-opening of on-premise locations during the prior year period.

Gross profit increased quarter versus quarter by $1,850, or 8 percent. Gross margin for the quarter ended September 30, 2022 increased to 39.9 percent from 37.7 percent for the prior year quarter. The increase in gross profit was primarily driven by increased sales volume and higher average selling price of brands within the ultra premium price tier. These increases were partially offset by increased inputs costs in the mid and value price tier categories.

The following tables show selected financial information for the Branded Spirits segment for year to date ended September 30, 2022 and 2021.

	BRANDED SPIRITS SALES
	Year to Date Ended September 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2022	2021	$ Change	% Change
Ultra premium	$35,836	$19,491	$16,345	84%
Super premium	9,522	6,393	3,129	49
Premium	17,928	11,012	6,916	63
Mid	63,408	48,399	15,009	31
Value	36,304	25,984	10,320	40
Other	14,080	11,278	2,802	25
Total Branded Spirits	$177,078	$122,557	$54,521	44%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	44%	31%	13%

	Other Financial Information
	Year to Date Ended September 30,		Year to Date versus Year to Date Increase / (Decrease)
	2022	2021	$ Change	% Change
Gross profit	$70,809	$41,737	$29,072	70%
Gross margin %	40.0%	34.1%		5.9	pp(d)
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
(d) Percentage points (“pp”).

Total sales of Branded Spirits for year to date ended September 30, 2022 increased by $54,521, or 44 percent compared to the year-ago period. Sales across all pricing tiers increased compared to the year-ago period, primarily due to the additional brands acquired as part of the Merger.

Gross profit for year to date ended September 30, 2022 increased by $29,072, or 70 percent. Gross margin for year to date ended September 30, 2022 increased to 40.0 percent from 34.1 percent for the prior year. The increase in gross profit was primarily driven by the additional brands acquired as part of the Merger as well as a required step up in value of certain assets due to purchase accounting related to the Merger in 2021 that did not recur in 2022. Of the purchase accounting step ups, $2,529 was associated with marking the finished goods inventory to fair value and fully flowed through in the prior year period.

Ingredient Solutions

The following tables show selected financial information for the Ingredient Solutions segment for the quarters ended September 30, 2022 and 2021.

	INGREDIENT SOLUTIONS SALES
	Quarter Ended September 30,		Quarter versus Quarter Sales Change Increase / (Decrease)
	2022	2021	$ Change	% Change
Specialty wheat starches	$16,241	$12,231	$4,010	33%
Specialty wheat proteins	9,697	8,901	796	9
Commodity wheat starches	3,803	2,626	1,177	45
Commodity wheat proteins	—	248	(248)	(100)
Total Ingredient Solutions	$29,741	$24,006	$5,735	24%

	Change in Quarter versus Quarter Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	24%	5%	19%

	Other Financial Information
	Quarter Ended September 30,		Quarter versus Quarter Increase / (Decrease)
	2022	2021	$ Change	% Change
Gross profit	$8,064	$6,888	$1,176	17%
Gross margin %	27.1%	28.7%		(1.6)	pp(d)

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
(d) Percentage points (“pp”).

Total Ingredient Solutions sales for quarter ended September 30, 2022 increased by $5,735, or 24 percent, compared to the prior year quarter. The increase was primarily driven by higher sales of specialty wheat starches due to higher sales volume and higher average selling prices. Commodity wheat starches and specialty wheat proteins increased due primarily to higher average selling price.
Gross profit increased quarter versus quarter by $1,176, or 17 percent. Gross margin for the quarter ended September 30, 2022 decreased to 27.1 percent from 28.7 percent for the prior year quarter. The increase in gross profit was primarily driven by higher average selling price of specialty wheat starches and proteins, and commodity wheat starches, partially offset by higher input costs for specialty wheat starches and proteins, and commodity starches. These increased input costs are the primary driver for the decrease in gross margin percentage.

The following tables show selected financial information for the Ingredient Solutions segment for the year to date September 30, 2022 and 2021.

	INGREDIENT SOLUTIONS SALES
	Year to Date Ended September 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2022	2021	$ Change	% Change
Specialty wheat starches	$47,445	$35,051	$12,394	35%
Specialty wheat proteins	29,225	23,299	5,926	25
Commodity wheat starches	10,286	7,572	2,714	36
Commodity wheat proteins	38	1,378	(1,340)	(97)
Total Ingredient Solutions	$86,994	$67,300	$19,694	29%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	29%	9%	20%

	Other Financial Information
	Year to Date Ended September 30,		Year to Date versus Year to Date Increase / (Decrease)
	2022	2021	$ Change	% Change
Gross profit	$24,654	$17,264	$7,390	43%
Gross margin %	28.3%	25.7%		2.6	pp(d)

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
(d) Percentage points (“pp”).

Total Ingredient Solutions sales for year to date ended September 30, 2022 increased by $19,694, or 29 percent, compared to the prior year period. The increase in Ingredient Solutions sales was primarily driven by higher sales of specialty wheat starches primarily due to higher sales volume and higher average selling prices. Additionally, the increase in Ingredient Solutions sales was driven by higher sales of specialty wheat proteins primarily due to higher average selling price and higher sales volume. Sales of commodity wheat starches were also up due to higher average selling price. These increases were partially offset by a decrease in sales of commodity wheat proteins due to lower sales volume.
Gross profit increased by $7,390, or 43 percent for year to date ended September 30, 2022 compared to the prior year period. Gross margin for the year to date ended September 30, 2022 increased to 28.3 percent from 25.7 percent for the prior year period. The increase in gross profit was primarily driven by higher average selling price and higher sales volumes of specialty wheat starches and proteins and commodity wheat starches. These increases were partially offset by higher input costs for all product lines within the segment. Gross profit in the prior year to date period was impacted by a temporary curtailment of natural gas usage due to extreme weather conditions which caused the Company to shut down the Atchison facilities for several days.

CASH FLOW, FINANCIAL CONDITION AND LIQUIDITY

We believe our financial condition continues to be of high quality, as evidenced by our ability to generate adequate cash from operations while having ready access to capital at competitive rates.

Operating cash flow and borrowings through our Credit Agreement, Convertible Senior Notes and Note Purchase Agreement (Note 5) provide the primary sources of cash to fund operating needs and capital expenditures. These same sources of cash are used to fund shareholder dividends and other discretionary uses. Our overall liquidity reflects our strong business results and an effective cash management strategy that takes into account liquidity management, economic factors, and tax considerations. We expect our sources of cash to be adequate to provide for budgeted capital expenditures, potential mergers or acquisitions, and anticipated operating requirements for the foreseeable future.

Cash Flow Summary

	Year to Date Ended September 30,		Changes, year versus year Increase / (Decrease)
	2022	2021
Cash provided by operating activities	$72,253	$70,785	$1,468

Cash used in investing activities	(31,764)	(189,166)	157,402

Cash provided by (used in) financing activities	(11,301)	112,883	(124,184)

Effect of exchange rate changes on cash	(82)	(2)	(80)

Increase (decrease) in cash and cash equivalents	$29,106	$(5,500)	$34,606

Cash increased $29,106 for year to date ended September 30, 2022, compared to a decrease of $5,500 for year to date ended September 30, 2021, for a net increase in cash of $34,606, period versus period.

Operating Activities. Cash provided by operating activities for year to date ended September 30, 2022 was $72,253. The cash provided by operating activities resulted primarily from net income of $86,361, adjustments for non-cash or non-operating charges of $20,503, including depreciation and amortization, and share-based compensation, partially offset by cash used in operating assets and liabilities of $34,611. The primary drivers of the changes in operating assets and liabilities were $30,599 use of cash related to an increase in inventories, primarily due to an increase in finished goods inventory and barreled distillate, as well as $15,582 use of cash related to increased accounts receivables, net due to increased sales during the year to date period, as well as timing of customer payments. These uses of cash were partially offset, primarily by $12,613 cash provided by an increase in accounts payable.

Cash provided by operating activities for year to date ended September 30, 2021 was $70,785. The cash provided by operating activities resulted primarily from net income of $59,159, adjustments for non-cash or non-operating charges of $19,149, including depreciation and amortization, and share-based compensation, as well as cash used in operating assets and liabilities of $7,523. The primary drivers of the changes in operating assets and liabilities, excluding the asset and liability balances acquired as part of the Merger, were $7,588 use of cash related to an increase in inventories, primarily barreled distillate, $6,678 use of cash related to a decrease in accounts payable, and $5,593 use of cash related to accounts receivables, net due to increased sales during the quarter as well as an increase in insurance recoveries receivable. These uses of cash were partially offset by $15,859 cash provided by accrued expenses and other primarily related to legally committed insurance recovery amounts obtained prior to contingencies related to the insurance claim being resolved.

Investing Activities. Cash used in investing activities for year to date ended September 30, 2022 was $31,764, which primarily resulted from additions to property, plant and equipment of $29,217 (see Capital Spending). Cash used in investing activities for year to date ended September 30, 2021 was $189,166, which primarily resulted from $149,613 related to the Merger with Luxco, and additions to property, plant and equipment of $37,257 (see Capital Spending).

Capital Spending. We manage capital spending to support our business growth plans. We have incurred $28,524 and $33,882 of capital expenditures and have paid $29,217 and $37,257 for capital expenditures for year to date ended September 30, 2022 and 2021, respectively. The difference between the amount of capital expenditures incurred and amount paid is due to the change in capital expenditures in accounts payable. We expect approximately $47,200 in capital expenditures in 2022, which will be used for facility improvement and expansion, facility sustaining projects, and environmental health and safety projects.

Financing Activities. Cash used in financing activities for year to date ended September 30, 2022 was $11,301, due to payments of dividends and dividend equivalents of $7,984 (see Dividends and Dividend Equivalents), net payments on debt of $2,603 (see Long-Term and Short-Term Debt) and purchases of treasury stock of $714 (see Treasury Purchases).

Cash provided by financing activities for year to date ended September 30, 2021 was $112,883, due to net proceeds from debt of $208,521 (see Long-term and Short-term Debt), partially offset by $87,509 payment on assumed debt as part of the Merger, payments of dividends and dividend equivalents of $7,362 (see Dividends and Dividend Equivalents) and purchases of treasury stock of $767 (see Treasury Purchases).

Treasury Purchases. 29,366 RSUs vested and converted to common shares for employees during year to date ended September 30, 2022, of which we withheld and purchased for treasury 9,027 shares valued at $714 to cover payment of associated withholding taxes.

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

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared(c)	Paid(c)	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2022
February 22, 2022	March 11, 2022	March 25, 2022	$0.12	$0.12	$2,638	$23	$2,661
May 5, 2022	May 20, 2022	June 3, 2022	0.12	0.12	2,638	23	2,661
August 4, 2022	August 19, 2022	September 2, 2022	0.12	0.12	2,639	23	2,662
			$0.36	$0.36	$7,915	$69	$7,984

2021
February 23, 2021	March 12, 2021	March 26, 2021	$0.12	$0.12	$2,033	$19	$2,052
May 3, 2021	May 21, 2021	June 4, 2021	0.12	0.12	2,635	20	2,655
August 2, 2021	August 20, 2021	September 3, 2021	0.12	0.12	2,635	20	2,655
			$0.36	$0.36	$7,303	$59	$7,362
(a) Dividend equivalent payments on unvested participating securities.
(b) Includes estimated forfeitures.
(c) Per share amount

On November 3, 2022, our Board of Directors declared a quarterly dividend payable to stockholders of record as of November 18, 2022, of the Company’s Common Stock, and a dividend equivalent payable to holders of certain RSUs as of November 18, 2022, of $0.12 per share and per unit, payable on December 2, 2022.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development and share repurchase activities) and the overall cost of capital. Total debt was $231,051 (net of unamortized loan fees of $6,199) at September 30, 2022, and $233,399 (net of unamortized loan fees of $6,454) at December 31, 2021.

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

Our principal sources of cash are product sales and borrowing on our various debt agreements. Under our debt agreements, we must meet certain financial covenants and restrictions, and at September 30, 2022, we met those covenants and restrictions.

At September 30, 2022, our current assets exceeded our current liabilities by $339,853, largely due to our inventories, at cost, of $275,478. At September 30, 2022, our cash balance was $50,674 and we have used our various debt agreements for liquidity purposes, with $400,000 under our Credit Agreement remaining for additional borrowings and up to $120,000 potentially available under the Note Purchase Agreement. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments, dividend payments as well as potential mergers and acquisitions. Subject to market conditions, we could also fund future mergers and acquisitions through the issuance of additional shares of common stock. In addition, we have strong operating results such that we believe financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

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

Increases in market interest rates would cause interest expense under our variable interest rate debt to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings under variable interest rate debt during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at September 30, 2022, a 100 basis point increase over the current rates actually in effect at such date would have a minimal impact on interest expense. Based on weighted average outstanding fixed-rate borrowings at September 30, 2022, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $28,936, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $38,728.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the quarter ended September 30, 2022, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2021, and Note 8 to this Report on Form 10-Q for information on certain proceedings to which we are subject.

ITEM 1A.    RISK FACTORS

The risk factors are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 as updated in Part II, Item 1A. Risk Factors on the Form 10-Q for the quarter ended June 30, 2022, have not materially changed.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended September 30, 2022.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased		(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 through July 31, 2022	2	(a)	$101.44	$—	$—
August 1, 2022 through August 31, 2022	—		$—	$—	$—
September 1, 2022 through September 30, 2022	—		$—	$—	$—
Total	2			$—

(a) Vested RSUs awarded under the 2014 Plan purchased to cover employee withholding taxes.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
** * 10.1	Letter agreement dated August 5, 2022 between MGP Ingredients, Inc. and David Dykstra
** *10.2	MGP Ingredients, Inc. Amended and Restated Short-Term Incentive Plan for years beginning January 1, 2022
*10.3	Amendment No. 3 to Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated August 31, 2022
*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
*32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2022, and December 31, 2021, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (v) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

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

MGP INGREDIENTS, INC.

Date:	November 3, 2022	By	/s/ David J. Colo
David J. Colo, President and Chief Executive Officer

Date:	November 3, 2022	By	/s/ Brandon M. Gall
Brandon M. Gall, Vice President, Finance and Chief Financial Officer