Form 10-K
period 2022-12-31
MGP INGREDIENTS INC
filed 2023-02-23
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported by NASDAQ on June 30, 2022, was $1,450,318,313.

The number of shares of the registrant’s common stock, no par value (“Common Stock”) outstanding as of February 17, 2023 was 22,000,638.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

(1)Portions of the MGP Ingredients, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2023 are incorporated by reference into Part III of this report to the extent set forth herein.

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

AVAILABLE INFORMATION

We make available through our website (www.mgpingredients.com) under “Investors,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, special reports and other information, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission (“SEC”).

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

GENERAL INFORMATION

MGP is a leading producer and supplier of premium distilled spirits, branded spirits, and food ingredients. Distilled spirits include premium bourbon, rye, and other whiskeys and grain neutral spirits (“GNS”), including vodka and gin. Our distilled spirits are either sold directly or indirectly to manufacturers of other branded spirits. MGP is also a producer of high quality industrial alcohol for use in both food and non-food applications. The Company has a portfolio of our own high quality branded spirits, which we produce through our distilleries and bottling facilities and sell to distributors. Our branded spirits products account for a range of price points from value products through ultra premium brands, with a focus on high-end American whiskey, tequila and gin. The Company’s protein and starch food ingredients provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. Our ingredients products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries.

Mission Statement. Our mission is to secure our future by consistently delivering superior financial results by more fully participating in all levels of the alcohol and food ingredients segments for the betterment of our shareholders, employees, partners, consumers, and communities.
INFORMATION ABOUT SEGMENTS

We report three operating segments; Distilling Solutions, Branded Spirits and Ingredient Solutions. During 2022, we changed the name of our Distillery Products segment to Distilling Solutions.

Distilling Solutions Segment. We process corn and other grains (including rye, barley, wheat, barley malt, and milo) into food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry), fuel grade alcohol, and corn oil. We also provide warehouse services, including barrel put away, barrel storage, and barrel retrieval services, as well as blending services. We have certain contracts with customers to supply distilled products (or “distillate”), as well as certain contracts with customers to provide barreling and warehousing services.  Contracts with customers may be monthly, annual, or multi-year in term with periodic reviews of pricing.  Sales to customers may also be made on the spot market with contracts in the form of purchase orders. Sales of co-products are primarily made on the spot market. During 2022, our five largest Distilling Solutions customers, combined, accounted for 16 percent of our consolidated sales.

Food Grade Alcohol - The majority of our distillery capacities are dedicated to the production of high quality, high purity food grade alcohol for beverage and industrial applications.

Food grade alcohol sold for beverage applications, premium beverage alcohol, consists primarily of premium bourbon, rye, and other whiskeys (“brown goods”) and GNS, including vodka and gin (“white goods”).  Our premium brown goods are created by distilling grains, including corn and rye. Our brown goods are sold as aged and unaged distillate, which may be further aged by our customers or warehoused at our facilities, and are sold at various proof concentrations. Our GNS is sold in bulk quantities at various proof concentrations. Our gin is primarily created by redistilling GNS together with proprietary formulations of botanicals or botanical oils.

Food grade industrial alcohol is used as an ingredient in foods (e.g., vinegar and food flavorings), personal care products (e.g., hair sprays and hand sanitizers), cleaning solutions, pharmaceuticals, and a variety of other products.  We sell food grade industrial alcohol in tank truck or rail car quantities direct to a number of industrial processing customers.

Fuel grade alcohol - Fuel grade alcohol is sold primarily for blending with gasoline to increase the octane and oxygen levels of the gasoline.  Fuel grade alcohol can serve as a substitute for lead and petroleum-based octane enhancers and has been used in gasoline to meet certain environmental regulations and laws. We produce fuel grade alcohol as a co-product of our food grade alcohol business at our Atchison facility.

Distillers Feed and related Co-Products - The bulk alcohol co-products sales include distillers feed and corn oil. Distillers feed is principally derived from the mash from alcohol processing operations.  The mash is sold primarily to processors of animal feed as a high protein additive primarily as dried distillers feed.  In addition, we produce corn oil as a value added co-product through a corn oil extraction process at our Atchison facility.

Warehouse Services - Customers who purchase barreled distillate may, and in most cases do, also enter into separate warehouse service agreements with us for the storage and handling of product for aging. Services under warehouse agreements include barrel put away, barrel storage, and barrel retrieval, as well as blending services.

Branded Spirits Segment. Our Branded Spirits segment consists of a portfolio of high quality brands, which we produce through our distilleries and bottling facilities and sell to distributors pursuant to purchase orders. MGP’s branded spirits include a wide spectrum of brands across numerous segments. During 2022, our five largest Branded Spirits customers, combined, accounted for 17 percent of our consolidated sales.

Ultra Premium - Ultra premium branded spirits include brands such as Yellowstone® Kentucky Straight Bourbon Whiskey, Remus Repeal Reserve® Bourbon, Blood Oath® Bourbon, Rebel® 10 Year Single Barrel Kentucky Straight Bourbon Whiskey, and Old Ezra® 7 Year Kentucky Straight Bourbon Whiskey.

Super Premium - Super premium branded spirits include brands such as Daviess County® Kentucky Straight Bourbon Whiskey, Ezra Brooks® 99 Proof Kentucky Straight Bourbon Whiskey, George Remus® Straight Bourbon Whiskey, Minor Case® Straight Rye Whiskey, Rossville Union® Straight Rye Whiskey, The Quiet Man® Irish Whiskey, and Green Hat® Gin.

Premium - Premium branded spirits include brands such as Everclear® grain alcohol, and Rebel® 100 Proof Kentucky Straight Bourbon Whiskey. Additionally, premium includes El Mayor® Tequila, which is produced with our Joint Ventures; DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S.de R.L. de C.V. (“Agricola”) (combined “LMX”).

Mid - Mid branded spirits include brands such as Saint Brendan’s® Irish Cream Liqueur, Pearl® Vodka, Ezra Brooks® 90 Proof Kentucky Straight Bourbon Whiskey, and Lord Calvert® Canadian Whiskey. Additionally, mid includes Exotico® Tequila, which is produced by our joint venture, LMX.

Value - Value branded spirits include brands such as Arrow® Cordials, Canada House® Canadian Whiskey, Lady Bligh® Rum, and Juarez® Tequila.

Other - Other includes private and control label products sold primarily through our wholly-owned subsidiary, Niche Drinks, Co., ltd, retail sales at our distilleries, and contract bottling. Private label products are distilled, processed, bottled, and distributed by us for sales under another company’s brand. Control label sales are similar to private label, but we own and control the brand name and enter into sales agreements with certain customers to allow them to exclusively sell a branded spirit. We operate retail locations at two of our distilleries, including Limestone Branch Distillery® in Lebanon, Kentucky, and Lux Row Distillers® in Bardstown, Kentucky. Contract bottling is a service provided to a customer to process and bottle spirits for brands not owned by the Company.

Ingredient Solutions Segment. Our Ingredient Solutions segment consists primarily of specialty wheat starches, specialty wheat proteins, commodity wheat starches, and commodity wheat proteins products which are sold to customers pursuant to purchase orders. In an effort to best serve our customers and maximize returns to shareholders, we have strategically been migrating our sales towards higher price, higher margin specialty wheat products. During 2022, our five largest Ingredient Solutions customers, combined, accounted for 11 percent of our consolidated sales.

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

We primarily market our specialty wheat starches under the trademarks Fibersym® Resistant Starch series and FiberRite® RW Resistant Starch. These flagship brands are FDA approved dietary fibers and are useful in creating lower net carb baked goods for many industrial bakers and pasta makers. Our other specialty starches are used primarily for food applications to improve their nutritional profile, appearance, texture, tenderness, taste, palatability, cooking temperature, stability, viscosity, binding, and freeze-thaw characteristics.  Important physical properties contributed by specialty wheat starch include whiteness, clean flavor, viscosity, and texture.

Our wheat starches, as a whole, generally compete primarily with cornstarch, potato, and tapioca. However, the unique characteristics of our specialty wheat starches provide a number of advantages over other starches for certain functionality in baking and pasta end uses.

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

Commodity Wheat Starches - As is the case with value added wheat starches, our commodity wheat starches have both food and non-food applications, but such applications are more limited than those of value added wheat starches. These are clean label starches and are minimally processed. They have a simple and clean ingredient declaration, which is a benefit for food formulators.  Commodity wheat starches compete primarily with other commodity starches, corn starches and tapioca. Market place prices generally track the fluctuations in the overall starch market in this category. However, wheat starch has unique functions in wheat based food formulations and provides for a cleaner more neutral flavor profile in finished goods.

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

COMPETITIVE CONDITION
While we believe that the overall market environment offers considerable growth opportunities for us in 2023 and beyond, the markets in which our products are sold are competitive. Our products compete against similar products of many large and small companies. In our Distilling Solutions segment, competition is based primarily on product innovation, product characteristics, functionality, price, service, and quality factors, such as flavor. In our Branded Spirits segment, competition is based primarily on product innovation, price, brand recognition, product distribution, retail positioning, and quality factors, such as flavor. In our Ingredient Solutions segment, competition is based primarily on product innovation, product characteristics, price, name, color, flavor, or other properties that affect how the ingredient is being used.

PATENTS, TRADEMARKS, AND LICENSES

We are involved in a number of patent-related activities, primarily within our Ingredient Solutions segment.  We have filed patent applications to protect a range of inventions made in our research and development efforts, including inventions relating to applications for our products. Some of these patents or licenses cover significant product formulation and processes used to manufacture our products. We have trademarks on the majority of the brands we produce within our Branded Spirits segment. We believe our trademarks are critical to the success of the brands we produce and the marketing of those products.

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

RAW MATERIALS AND PACKAGING MATERIALS

Our principal Distilling Solutions segment raw materials, or input costs, are corn and other grains (including rye, barley, wheat, barley malt, and milo), which are processed into food grade alcohol and distillery co-products consisting of distillers feed, fuel grade alcohol, and corn oil. Our principal Branded Spirits segment raw materials, or input costs, include corn and other grains (including rye, barley, wheat, barley malt, and milo), agave, and flavoring. Our principal Ingredient Solutions segment raw material is wheat flour, which is processed into starches and proteins.  The cost of grain and wheat flour has, at times, been subject to substantial fluctuation.

Our principal packaging material for our Distilling Solutions segment is oak barrels. Both new and used barrels are utilized for the aging of premium brown goods. We purchase oak barrels from multiple suppliers and some customers supply their own barrels. Our packaging for our Branded Spirits segment includes oak barrels, glass bottles, polyethylene terephthalate (“PET”) containers, caps, labels, aluminum cans and cartons.

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

HUMAN CAPITAL

As of December 31, 2022, we had a total of 690 employees.  A collective bargaining agreement, covering 103 employees at the Atchison facility, expires on August 31, 2024.  A collective bargaining agreement, covering 71 employees at the Lawrenceburg facility, that was due to expire on December 31, 2022, was successfully renewed until October 24, 2027.  A collective bargaining agreement, covering 61 employees at the St. Louis facility, expires on February 29, 2024. We have not experienced any recent work stoppages, and we consider our relationship with our employees, both union and non-union, to be good.

We believe our employees are key to achieving our business objectives. Our key human capital measures include employee safety, employee retention, absenteeism and productivity. We frequently benchmark our compensation practices and benefit programs against those of comparable industries and in the geographic areas where our facilities are located. We believe that our compensation and employee benefits are competitive and allow us to attract and retain skilled and unskilled labor throughout our organization. Our notable health, welfare, and retirement benefits include:

•Company subsidized health insurance
•401(k) Plan with Company matching contributions
•Tuition assistance program
•Paid time off

Employee safety is one of our top priorities. We develop and administer company-wide policies designed to ensure the safety of each team member and compliance with Occupational Safety and Health Administration (“OSHA”) standards. This includes a program which promotes safety from the plant floor up and includes employee-led safety meetings, training and assessments, and weekly safety audits.

Our Company strives for workforce retention. We have programs for continuing education and also provide tuition reimbursement. New and open positions are posted for our current workforce to apply for and internal promotions are encouraged.

We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment. We have robust equal employment opportunity and anti-discrimination policies and our employees have multiple avenues available through which inappropriate behavior can be reported, including a confidential hotline. Our policies require all reports of inappropriate behavior to be promptly investigated with appropriate action taken.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers as of December 31, 2022 and their ages as of February 23, 2023:

Name	Age	Principal Occupation and Business Experience
David J. Colo	60	President and Chief Executive Officer for the Company since May 2020 and member of the Board of Directors for the Company since August 2015. President, Chief Executive Officer and director of SunOpta from February 2017 to February 2019. Executive Vice President and Chief Operating Officer of Diamond Foods, Inc. from 2013 to March 2016.
Brandon M. Gall	41	Vice President, Finance and Chief Financial Officer for the Company since April 2019. Corporate Controller for the Company from June 2018 to March 2019. Director of Supply Chain and New Business Development Finance for the Company from May 2014 to May 2018. Director of Financial Planning and Analysis for the Company from January 2012 to April 2014.
David Bratcher	55	Chief Operating Officer for the Company since July 2021 and President of Branded Spirits for the Company since the merger with Luxco on April 2021. President of Luxco, Inc. from 2013 to April 2021.
Curtis Landherr	52	Chief Legal Officer, Vice President and Corporate Secretary for the Company since October 2022. Senior Vice President and General Counsel at Cirrus Aircraft from August 2014 to October 2022.
Erika Lapish	48	Vice President Human Resources for the Company Since May 2021. Vice President Human Resources - Central Operations at R1 RCM from February 2018 to May 2021. Vice President Human Resources, North American Operations at Benteler Automotive from January 2015 to February 2018.
Amel Pasagic	39	Chief Information Officer and Vice President of Information Technology for the Company since July 2021. Vice President, Information Technology for the Company from April 2021 to July 2021. Served in a variety of IT leadership roles with increasing responsibility with Luxco, Inc. beginning in June 2011.

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

OPERATIONAL RISKS

An interruption of operations or a catastrophic event at our facilities could negatively affect our business.

Although we maintain insurance coverage for various property damage and loss events, including business interruption insurance, an interruption in or loss of operations at any of our production facilities could reduce or postpone production of our products, which could have a material adverse effect on our business, results of operations, or financial condition. In the past, we have experienced short term interruptions of operations at some of our production facilities due to industrial accidents. Any future accidents or other catastrophic events could result in an extended interruption or reduction of production at our facilities.

Our customers store a substantial amount of barreled inventory of aged premium bourbon, rye, and other whiskeys at our Lawrenceburg facility and our nearby warehouses in Williamstown, Kentucky and Sunman, Indiana. If a catastrophic event were to occur at our Lawrenceburg facility or our warehouses, our customers’ business could be adversely affected. The loss of a significant amount of aged inventory at these facilities through fire, natural disaster, or otherwise could result in customer claims against us, liability for customer losses, and a reduction of warehouse services revenue.

We also store a substantial amount of our own inventory of aged premium bourbon, rye, and other whiskeys at our Lawrenceburg facility and our nearby warehouses, at our Lux Row facility in Bardstown, Kentucky, and at the facilities of certain third party producers. Although we maintain stock throughput insurance for claims relating to a loss of inventory, if a catastrophic event were to occur at any of these locations, our business, financial condition, or results of operations could be adversely affected. The loss of a significant amount of our aged inventory at these facilities through fire, natural disaster, or otherwise could result in a reduction in supply of the affected product or products and could affect our long- term performance of any affected brands.

To the extent that our products rely on unique or proprietary processes or techniques, replacing production lost as a result of such events by purchasing from outside suppliers would be difficult.

The relationship between the price we pay for grain and the sales prices of our distillery co-products can fluctuate significantly and negatively impact our business.

Distillers feed, fuel grade alcohol, and corn oil are the principal co-products of our alcohol production process and have and are expected to continue to contribute in varying degrees to the profitability of our Distilling Solutions segment. Distillers feed and corn oil are sold for prices which historically have tracked the price of corn, but are also susceptible to other factors. In the case of distillers feed, other factors could include weather, other available feedstock, and global trade relations. In the case of corn oil, other factors could include soy oil and the overall level of ethanol production. We sell fuel grade alcohol, the prices for which typically, but not always, have tracked price fluctuations in gasoline prices. As a result, the profitability of these products could be adversely affected, which could be material to our business, financial condition, or results of operations. Prices and supply of all products are subject to various market forces, such as weather, changes in domestic and global demand and supply, and global political or economic issues.

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

We have a high concentration of certain raw material and finished goods purchases from a limited number of suppliers, which exposes us to risk.

We have signed supply agreements for our grain supply (primarily corn) and wheat flour. The Company also procures some textured wheat proteins through a third-party toll manufacturer in the United States. Additionally, the Company procures barrels, glass, PET containers, caps, labels, aluminum cans, cartons, and bottle closures from third-party vendors. If any of these companies encounters an operational or financial issue, or otherwise cannot meet our supply demands, it could lead to an interruption in supply to us and/or higher prices than those we have negotiated or than are available in the market at the time, and in turn, have a material adverse effect on our business, financial condition, or results of operations.

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

Selling products for human consumption involves inherent legal and other risks, including product contamination, spoilage, product tampering, allergens, or other adulteration. We could decide to, or be required to, recall products due to suspected or confirmed product contamination, adulteration, misbranding, tampering, or other errors or deficiencies. Although we maintain product recall insurance, product recalls or market withdrawals could result in significant losses due to their costs, the destruction of product inventory, and lost sales due to the unavailability of the product for a period of time. We could be adversely affected if our customers lose confidence in the safety and quality of certain of our products, or if consumers lose confidence in the food and beverage safety system generally. Negative attention about these types of concerns, whether or not valid, may damage our reputation, discourage food processors, branded spirits bottlers or consumers from buying our products, or cause production and delivery disruptions.

We may also suffer losses if our products or operations cause injury, illness, or death. In addition, we could face claims of false or deceptive advertising or other criticism. A significant product liability or other legal judgment or a related regulatory enforcement action against us, or a significant product recall, may materially and adversely affect our reputation and profitability. Moreover, even if a product liability or other legal or regulatory claim is unsuccessful, has no merit, or is not pursued, the negative publicity surrounding assertions against our products or processes and the associated legal expenses could have a material adverse effect on our business, financial condition, or results of operations.

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

Our products are sold in more than 49 countries; accordingly, we are subject to risks associated with doing business internationally, including commercial, political, and financial risks. In addition, we are subject to potential business disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; and health pandemics. If shipments of our products to our international markets were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our financial results.

REGULATORY RISKS

We are subject to extensive regulation and taxation, as well as compliance with existing or future laws and regulations, which may require us to incur substantial expenditures.

We are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public health and the environment. Our operations are also subject to regulation by various federal agencies, including the TTB, OSHA, the FDA, the EPA, and by various state and local authorities. We are also required to conduct business only with holders of licenses to import, warehouse, transport, distribute and sell beverage alcohol products. We cannot assure you that these and other governmental regulations applicable to our industry will not change or become more stringent. Such laws and regulations cover virtually every aspect of our operations, including production and storage/warehouse facilities, distillation and maturation requirements, importing ingredients, importing and exporting products, distribution of beverage alcohol products, marketing, pricing, labeling, packaging, advertising, trade practices, water usage, wastewater discharge, disposal of hazardous wastes and emissions, air emissions and quality, and other matters.

Violations of any of these laws and regulations may result, and have in the past resulted, in administrative, civil, or criminal fines or penalties being levied against us, including temporary or prolonged cessation of production, revocation or modification of permits, performance of environmental investigatory or remedial activities, voluntary or involuntary product recalls, or a cease and desist order against operations that are not in compliance with applicable laws.

Changes in laws, regulatory measures, or governmental policies, or the manner in which current ones are interpreted, could cause us to incur material additional costs or liabilities, and jeopardize the growth of our business in the affected market. Specifically, we could be required to incur significant additional capital expenditures, increase our operating expenses and/or change the manner in which we conduct our business in response to new environmental, food, health or safety related laws and regulations. In addition, governments may prohibit, impose, or increase limitations on advertising and promotional activities, or times or locations where beverage alcohol may be sold or consumed, or adopt other measures that could limit our opportunities to reach consumers or sell our products. Certain countries historically have banned all television, newspaper, magazine, and digital commerce/advertising for beverage alcohol products. Increases in regulation of this nature could substantially reduce consumer awareness of our products in the affected markets and make the introduction of new products more challenging. These matters may have a material adverse effect on our business, financial condition, or results of operations.

Tariffs imposed by the U.S. and those imposed in response by other countries, as well as rapidly changing trade relations, could negatively impact our customers and have a material adverse effect on our business and results of operations.

Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S. For example, during the period from 2018 through mid-year 2022, the United Kingdom and the European Union imposed tariffs on the import of American whiskey in response to tariffs imposed by the U.S. on imports from several countries, including those in the European Union. Similar retaliatory tariffs may be implemented in the future. Any further deterioration of economic relations between the U.S. and other countries or any increase in existing tariffs or the imposition of additional tariffs could result in an increase in the price of our and our customer’s products in those countries and could prompt consumers in those countries to seek alternative products and could potentially impact our financial performance and results of operations.

Significant additional labeling or warning requirements or limitations on the availability of our products could inhibit sales of affected products.

Various jurisdictions have adopted or may seek to adopt significant additional product labeling or warning requirements or limitations on the availability of our products relating to the content or perceived adverse health consequences of some of our products. Several such labeling regulations or laws require warnings on any product with substances that the jurisdiction lists as potentially associated with cancer or birth defects. Our products already raise health and safety concerns for some regulators, and heightened requirements could be imposed. If additional or more severe requirements of this type are imposed on one or more of our major products under current or future health, environmental, or other laws or regulations, they could inhibit sales of such products. Further, we cannot predict whether our products will become subject to increased rules and regulations, which, if enacted, could increase our costs or adversely impact sales. For example, advocacy groups in Australia, Canada, and the United Kingdom have called for the consideration of requiring the sale of alcohol in plain packaging with more comprehensive health warnings or have launched additional health-related campaigns in an effort to change drinking habits in those countries. These studies could result in additional governmental regulations concerning the production, marketing, labeling, or availability of our products, any of which could damage our reputation, make our premium brands unrecognizable, or reduce demand of our products, which could adversely affect our profitability.

Failure to comply with anti-corruption laws, trade sanctions and restrictions, or similar laws or regulations may have a material adverse effect on our business and financial results.

We market and sell our products in over 49 countries. Some of the countries where we do business have a higher risk of corruption than others. While we are committed to doing business in accordance with applicable anti-corruption laws, trade sanctions and restrictions, and other similar laws and regulations, along with our Code of Conduct and our other policies, we remain subject to the risk that an employee, or one of our business partners, may take action determined to be in violation of international trade, money laundering, anti-corruption, or other laws, sanctions, or regulations, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, or equivalent local laws. Any determination that our operations or activities are not in compliance with applicable laws or regulations, particularly those related to anti-corruption and international trade, could result in investigations, interruption of business, loss of business partner relationships, suspension or termination of licenses and permits (our own or those of our partners), imposition of fines, legal or equitable sanctions, negative publicity, and management distraction. Any press coverage associated with misconduct under these laws and regulations, even if unwarranted or baseless, could damage our reputation and sales. Further, our continued compliance with applicable anti-corruption or other laws or regulations, our Code of Conduct and our other policies could result in higher operating costs.

We also operate our business and market our products in countries that may be subject to export control regulations, embargoes, economic sanctions and other forms of trade restrictions imposed by the United States, the European Union, the United Nations and other participants in the international community. For example, we have a distributor that sells our products in Ukraine, and previously sold our products in Russia. We do not sell directly into the Crimea region, but indirect shipments could potentially occur. New or expanded export control regulations, economic sanctions, embargoes or other forms of trade restrictions imposed on countries in which we or our associates do business may curtail our existing business and may result in serious economic challenges in these geographies, which could have a material adverse effect on our and our associates’ operations, and may result in impairment charges on goodwill or other intangible assets.

RISKS ASSOCIATED WITH OUR INDUSTRY

Changes in consumer preferences and purchases, and our ability to anticipate or react to them, could negatively affect our business results.

We operate in highly competitive markets, and our success depends on our continued ability to offer our customers and consumers appealing, high-quality products. In recent years there has been increased demand for the products we produce, including, in particular, increased demand for bourbon, rye, and other whiskeys. Conversely, there has been an increase in supply followed by a decrease in demand following the COVID-19 pandemic in other market segments in which we participate, including industrial alcohol and GNS. Customer and consumer preferences and purchases may shift due to a host of factors, many of which are difficult to predict, including:

•demographic and social trends;
•economic conditions;
•product innovations;
•public health policies and initiatives;
•changes in government regulation and taxation of beverage alcohol products;

•the expansion of, legalization of, and increased acceptance or use of, marijuana; and
•changes in travel, leisure, dining, entertaining, and beverage consumption trends.

Our success depends in part on fulfilling available opportunities to meet consumer needs and anticipating changes in consumer preferences with successful new brands, products and product innovations. If our customers and consumers shift away from spirits (particularly brown spirits, such as our premium bourbon, rye, and other whiskeys), our business, financial condition, or results of operations could be adversely affected.

In addition, our continued success depends, in part, on our ability to develop new brands and products. The launch and ongoing success of new brands and products are inherently uncertain especially with regard to their appeal to consumers. The launch of a new brand or product can give rise to a variety of costs and an unsuccessful launch, among other things, can affect consumer perception of existing brands or products and our reputation. Unsuccessful implementation or short-lived popularity of our product innovations may result in inventory write-offs and other costs.

A change in public opinion about alcohol could reduce demand for our brands and products.

For many years, there has been a high level of social and political attention directed at the beverage alcohol industry. The attention has focused largely on public health concerns related to alcohol abuse, including drunk driving, underage drinking, and the negative health impacts of beverage alcohol. Anti-alcohol groups have, in the past, advocated successfully for more stringent labeling requirements, higher taxes, and other regulations and educational campaigns designed to discourage alcohol consumption. More restrictive regulations, higher taxes, negative publicity regarding alcohol consumption and/or changes in consumer perceptions of the relative healthfulness or safety of beverage alcohol could decrease sales and consumption of alcohol, and thus, the demand for our brands and products. This could, in turn, significantly decrease both our revenues and our revenue growth and have a material adverse effect on our business, financial condition, or results of operations.

Failure of our distributors to distribute our branded spirits adequately within their territories could adversely affect our business.

We are required by law to use state-licensed distributors or, in 17 states known as “control states,” state-owned agencies performing this function, to distribute our branded spirits to retail outlets, including liquor stores, bars, restaurants and national chains in the United States. We have established relationships for our branded spirits with a limited number of wholesale distributors; however, failure to maintain those relationships could significantly and adversely affect our business, sales and growth. We currently distribute our branded spirits in all 50 states.

Over the past decade there has been increasing consolidation, both intrastate and interstate, among distributors. As a result, many states now have only two or three significant distributors. Also, there are several distributors that now control distribution for several states. If we fail to maintain good relations with a distributor, our branded spirits could, in some instances be frozen out of one or more markets entirely. The ultimate success of our branded spirits also depends in large part on our distributors’ ability and desire to distribute and actively promote our branded spirits to our desired U.S. target markets, as we rely significantly on them for product placement and retail store penetration. In addition, all of our distributors also distribute competitive brands and product lines. We cannot assure you that our U.S. distributors will continue to purchase our branded spirits, resell them at our desired or targeted prices, commit sufficient time and resources to promote and market our brands and product lines, or that they can or will sell them to our desired or targeted markets. If they do not, our sales will be harmed, resulting in a decline in our results of operations.

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

Failure of our branded spirits to secure and maintain listings in the control states could adversely affect our business.

In the control states, the state liquor commissions act in place of distributors and decide which products are to be purchased and offered for sale in their respective states. Products selected for listing in control states must generally reach certain volumes and/or profit levels to maintain their listings. Products in control states are selected for purchase and sale through listing procedures, which are generally made available to new products only at periodically scheduled listing interviews. Products not selected for listings can only be purchased by consumers in the applicable control state through special orders, if at all. If, in the future, we are unable to maintain our current listings in the control states, or secure and maintain listings in those states for any additional branded spirits we may develop or acquire, sales of our branded spirits could decrease significantly, which would have a material adverse financial effect on our results of operations and financial condition.

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

Our industry faces the possibility of class action or similar litigation alleging that the continued excessive use or abuse of beverage alcohol has caused death or serious health problems. It is also possible that governments could assert that the use of alcohol has significantly increased government funded health care costs. Litigation or assertions of this type have adversely affected companies in the tobacco industry, and it is possible that we, as well as our distributors, Distilling Solutions customers and suppliers, could be named in litigation of this type.

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

RISKS RELATED TO THE ECONOMY

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

Although these have not been material to date, our overall supply chain logistics and transportation have been negatively impacted as a result of the continuing global supply chain challenges that began in early 2020 with the COVID-19 pandemic. In addition, in late February of 2022, Russia initiated a military operation in Ukraine. Ukraine is the third largest exporter of grain in the world. Russia is one of the largest producers of natural gas and oil and is the largest exporter of fertilizers. The commodity price impact of the war in Ukraine has been a sharp and sustained rise in grain and energy prices, including corn, wheat and natural gas. Lower fertilizer supplies may also impact future growing seasons, further impacting grain supplies and prices. Also, given high global grain prices, U.S. farmers may prefer to lock in prices and export additional volumes, reducing domestic grain supplies and resulting in further inflationary pressures.

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

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.

We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology, and similar intellectual property as critical to our success, and we rely on trademark, copyright, and patent law, trade secret protection, and confidentiality and/or license agreements with our employees, customers, and others to protect our proprietary rights. We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. Third parties that license our proprietary rights also may take actions that diminish the value of our proprietary rights or reputation. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights. Our intellectual property rights may not be upheld if challenged. Such results could materially and adversely affect our business. If we are unable to maintain the proprietary nature of our technologies, we may lose any competitive advantage provided by our intellectual property. We and our customers and other users of our products may be subject to allegations that we or they or certain uses of our products infringe the intellectual property rights of third parties. Litigation is costly defend and the outcome of any litigation is inherently uncertain. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan, and could require us or our customers or other users of our products to change business practices, pay monetary damages, or enter into licensing or similar arrangements. Any adverse determination related to intellectual property claims or litigation could be material to our business, financial condition, or results of operations.

RISKS RELATED TO OUR CAPITAL STRUCTURE

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

Furthermore, a group of stockholders owning approximately 23 percent of our Common Stock have a right to nominate up to two of the four directors to be elected by holders of our Common Stock pursuant to the terms of a shareholders’ agreement, provided they continue to hold a certain amount of our Common Stock, and holders of approximately 37 percent of our Common Stock have agreed to vote in favor of those nominees.

Our two class structure with our Common Stock and Preferred Stock may prevent the inclusion of our common stock in certain stock market indices, may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our common stock or make it difficult for us to attract and retain qualified directors. Any actions we might pursue to eliminate the Preferred Stock would require the support of the holders of our Preferred Stock and would likely involve payment to the holders of our Preferred Stock for redeeming their shares, the amount of which could be material, which would involve risks related to the valuation and terms of any such transaction.

The concentrated control of our stock could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock relative to the Preferred Stock and might harm the trading price of our common stock.

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

GENERAL RISKS

A failure of one or more of our key information technology (“IT”) systems, networks, processes, associated sites, or service providers could have a negative impact on our business.

We rely on IT systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software, and technical applications and platforms, some of which are managed and hosted by third party vendors, to assist us in the management of our business. The various uses of these IT systems, networks, and services include, but are not limited to: hosting our internal network and communication systems; enterprise resource planning; processing transactions; summarizing and reporting results of operations; business planning and financial information; complying with regulatory, legal, or tax requirements; providing and managing data security; and handling other processes necessary to manage our business. The Company has previously experienced, and is expected to continue to be exposed to, failures of our IT systems or those of our third-party vendors due to various causes, including those caused by natural disasters, power outages, computer and telecommunications failures, viruses, phishing attempts, cyber-attacks, malware and ransomware attacks, security breaches, failures in maintenance or development of new IT systems, and errors by employees or vendors.

We have technology and processes in place designed to detect and respond to such failures and disruptions; however, because of the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, and because of the unpredictable nature of other potential threats such as natural disasters, our detection and response measures may be ineffective or inadequate. In addition, increased IT security threats and more sophisticated cyber-crime pose a potential risk to the security of our IT systems, networks, and services, as well as the confidentiality, availability, and integrity of our data. This could lead to outside parties having access to our privileged data or strategic information or information regarding our employees, suppliers or customers. Ransomware attacks or other cybersecurity breaches have occurred, either internally or at our third-party technology service providers, and have caused and may in the future cause us to be prevented from accessing our data, resulting in interruptions or delays in our business, and causing us to incur remediation costs or requiring us to pay ransom to a hacker which takes over our systems, or damage our reputation. Although we maintain insurance coverage for various cybersecurity risks, we may incur costs or financial losses that are either not insured against or not fully covered through our insurance.

All of these potential failures or disruptions of our data security systems or our IT systems may have a material adverse impact on our business operations and financial results. If the IT systems, networks, or service providers we rely upon fail to function properly, we may suffer disruptions to operations, including order processing, invoicing, and production and distribution of products, as well as reputational, competitive, or business harm, all of which may have a material adverse effect on our business, financial condition, or results of operations. If our critical IT systems or back-up systems or those of our third party vendors were damaged or ceased to function properly, we might have to make a significant investment to repair or replace them. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, customers, and suppliers. Additionally, we could be exposed to potential liability, litigation, governmental inquiries, investigations or regulatory enforcement actions and we could be subject to the payment of fines or other penalties, ransoms, legal claims by our suppliers, customers or employees and significant remediation costs.

Our business may suffer from risks related to acquisitions and potential future acquisitions.

Part of our strategic business plan is to grow our business through acquisitions, and we continue to evaluate and engage in discussions concerning potential acquisition opportunities, some of which could be material. For example, in April 2021 we acquired Luxco, Inc. and its affiliated companies (together referred to as “Luxco” and the merger as the “Luxco Merger”). Failure to successfully integrate or otherwise realize the anticipated benefits of our acquisitions could adversely impact our long-term competitiveness and profitability. The integration of any acquisition will involve a number of risks that could harm our financial condition, results of operations and competitive position. In particular:

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

Our ability to grow through the acquisition of additional distilled spirits brands or other businesses is also dependent upon identifying acceptable acquisition targets and opportunities, our ability to consummate prospective transactions on favorable terms, or at all, and the availability of capital to complete the necessary acquisition arrangements. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target. We intend to finance our acquisitions through a combination of our available cash resources, third-party financing and, in appropriate circumstances, the further issuance of equity and/or debt securities. The issuance of our Common Stock or securities convertible into our Common Stock to fund an acquisition could substantially dilute the ownership percentage of our current stockholders. For example, in connection with the Luxco Merger we issued approximately 5.0 million shares of Common Stock. In addition, shares issued in connection with future acquisitions could be publicly tradable, which could result in a material decrease in the market price of our Common Stock.

Acquiring additional distilled spirits brands or other businesses could have a significant effect on our financial position and could cause substantial fluctuations in our quarterly and yearly operating results. Also, acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce reported earnings in subsequent years.

The markets for our products are very competitive, and our business could be negatively affected if we do not compete effectively.

The markets for products in which we participate are very competitive. Our principal competitors in these markets have substantial financial, marketing, and other resources, and several are much larger enterprises than us. Many of our current and potential competitors have larger customer bases, greater name recognition and broader product offerings. In recent years, the industries in which we compete have continued to experience consolidation. Industry consolidation can have varying degrees of impact, including the creation of new and larger competitors. We are dependent on being able to generate sales and other operating income in excess of the costs of products sold in order to obtain margins, profits, and cash flows to meet or exceed our targeted financial performance measures. Competition is based on such factors as product innovation, product characteristics, product taste and quality, pricing, color, and name and brand image.

Pricing of our products is partly dependent upon industry capacity, which is impacted by competitor actions to bring online idled capacity or to build new production capacity. If market conditions make our branded distilled spirits too expensive or our distilled spirits and/or specialty ingredients products too expensive for use in consumer goods, our revenues could be affected. If our principal competitors were to decrease their pricing, we could choose to do the same, which could adversely affect our margins and profitability. If we did not do the same, our revenues could be adversely affected due to the potential loss of sales or market share. Our revenue growth could also be adversely affected if we are not successful in developing new brands or products for our customers or as a result of new brand or product introductions by our competitors. In addition, more stringent new customer demands may require us to make internal investments to achieve or sustain competitive advantage and meet customer expectations.

Work disruptions or stoppages by our unionized workforce could cause interruptions in our operations.

As of December 31, 2022, approximately 235 of our 690 employees were members of a union. Although our relations with our three unions are stable, there is no assurance that we will not experience work disruptions or stoppages in the future, which could have a material adverse effect on our business, financial condition, or results of operations and could adversely affect our relationships with our customers.

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

Our revolving credit facility bears interest at variable rates. In early 2022, the Federal Reserve began raising the Federal Funds interest rate and continued to do so throughout 2022 in response to concerns about inflation. As of December 2022, the Federal Funds interest rate was at the highest level in 15 years. The Federal Reserve also indicated in December 2022 that it does not intend to reduce the Federal Funds interest rate during 2023. The Federal Reserve may again raise interest rates in response to continuing concerns about inflation. The increase in interest rates could increase the cost of servicing our variable rate debt and could materially reduce our profitability and cash flows. In addition, higher levels of interest rates could increase the future cost to refinance our convertible notes or the cost of financing any future acquisitions. Assuming our revolving credit facility was fully drawn up to the current $400 million maximum principal commitment, each 1% increase in interest rates would result in a $4.0 million increase in annual interest expense under the revolving credit facility.

Pandemics or other health crises could disrupt or otherwise negatively impact our operations, including the demand for our products and our ability to produce and deliver our products.

A pandemic, such as COVID-19, or another widespread health crisis could negatively impact the global economy. The global and regional impact of a pandemic or other widespread health crisis, including official or unofficial quarantines and governmental restrictions on activities taken in response to such an outbreak, could have a negative impact on our operations, including voluntary or mandatory temporary closures of our facilities or offices; interruptions in our supply chain, which could impact the cost or availability of raw materials; disruptions or restrictions on our ability to travel or to market and distribute our products; reduced consumer demand for our products or those of our customers due to bar and restaurant closures or reduced consumer traffic in bars, restaurants and other locations where our products or those of our customers are sold; and labor shortages.

Furthermore, our facilities and those of our customers and suppliers could be required to comply with new regulations imposed by state and local governments in response to such an outbreak. Compliance with these new measures could cause an increase in the cost, or delay or reduce the volume, of products produced at our facilities or those of our suppliers. A pandemic or other widespread health crisis could disrupt or negatively impact credit markets, which could adversely affect the availability and cost of capital. Such impacts could limit our ability to fund our operations and satisfy our obligations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of February 23, 2023, our material properties include:

Location		Principal Activities	Segment
United States:
Atchison, Kansas		Grain processing, distillery, warehousing, research and quality control laboratories, office space, and a technical innovation center	Distilling Solutions, Ingredient Solutions, and Corporate
Lenexa, Kansas	(a)	Office space	Corporate
Lawrenceburg and Greendale, Indiana		Distillery, warehousing, tank farm, quality control laboratory, and research and development	Distilling Solutions
Sunman, Indiana		Warehousing facility	Distilling Solutions
Williamstown, Kentucky		Warehousing facility	Distilling Solutions
Lebanon, Kentucky		Distillery, office space, and retail location	Branded Spirits
Bardstown, Kentucky		Distillery, office space, retail location, and warehousing facility	Branded Spirits
St. Louis, Missouri	(a)	Bottling facility, warehousing facility, office space and fulfillment center	Branded Spirits, and Corporate
Cleveland, Ohio		Bottling facility and office space	Branded Spirits
International:
Arandas, Mexico	(b)	Distillery, office space and agave farm	Branded Spirits
Londonderry, Northern Ireland		Bottling and blending facility and office space	Branded Spirits
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
PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Equity compensation plan information is incorporated by reference from Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document and should be considered an integral part of Item 5. Our Common Stock is traded on the NASDAQ Global Select Market under the ticker symbol MGPI.  As of February 17, 2023, there were approximately 309 holders of record of our Common Stock. According to reports received from NASDAQ, the average daily trading volume of our Common Stock (excluding block trades) ranged from 34,700 to 907,500 shares during the year ended December 31, 2022.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return of our Common Stock for the five year period ended December 31, 2022, against the cumulative total return of the S&P 500 Stock Index (broad market comparison), Russell 3000 (broad market comparison), and Russell 2000 - Consumer Staples (line of business comparison). The graph assumes $100 (one hundred dollars) was invested on December 31, 2017, and that all dividends were reinvested.

Comparison of Five-Year Cumulative Total Shareholder Return
250
200
150
100
50
0
Index Value
2017
2018
2019
2020
2021
2022
Period Ending
MGPI
S&P 500
Russell 3000
Russell 2000 - Consumer Staples

PURCHASES OF EQUITY SECURITIES BY ISSUER

We did not sell equity securities during the quarter ended December 31, 2022.

Issuer Purchases of Equity Securities

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2022 through October 31, 2022	—		$—	—	$—
November 1, 2022 through November 30, 2022	5	(a)	111.03	—	—
December 1, 2022 through December 31, 2022	—		—	—	—
Total	5			—

(a)Vested RSU awards under the 2014 Plan that were purchased to cover employee withholding taxes.

(b)On February 25, 2019, our Board of Directors approved a $25,000 share repurchase plan commencing February 27, 2019 through February 27, 2022. The share repurchase program was not renewed and expired on the term date of February 27, 2022.

ITEM 6. [Reserved]

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

•Overview
•Results of Operations
•Distilling Solutions Segment
•Branded Spirits Segment
•Ingredient Solutions Segment
•Cash Flow, Financial Condition and Liquidity
•Critical Accounting Estimates
•New Accounting Pronouncements

OVERVIEW

MGP is a leading producer and supplier of premium distilled spirits, branded spirits and food ingredients. Distilled spirits include premium bourbon, rye, and other whiskeys (“brown goods”) and grain neutral spirits (“GNS”), including vodka and gin. Our distilled spirits are either sold directly or indirectly to manufacturers of other branded spirits. MGP is also a producer of high quality industrial alcohol for use in both food and non-food applications. The Company has a portfolio of our own high quality branded spirits, which we produce through our distilleries and bottling facilities and sell to distributors. Our branded spirits products account for a range of price points from value products through ultra premium brands, with a focus on high-end American whiskey, tequila and gin. The Company’s protein and starch food ingredients provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. Our ingredients products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries. During 2022, the Company changed the name of its Distillery Products segment to Distilling Solutions.

Our strategic plan is designed to leverage our history and strengths as well as to leverage the positive macro trends we see in the industries in which we compete while providing better insulation from outside factors, including swings in commodity pricing.

Distilling Solutions Segment

Our Distilling Solutions segment mission is to cultivate lasting partnerships with customers across all product categories by leveraging our strong sales and operating platform, aging whiskey inventory, and unique project development skills. The favorable macro trends benefiting our business include the expansion of the distilled spirits’ share within beverage alcohol, particularly growth of the American whiskey category that has continued to expand over the past several years. This includes shifting sales mix to higher margin products, such as premium brown goods, as well as extending the product range of distilled gins and GNS, the base component for vodka. Our Distilling Solutions segment is also subject to unfavorable macro trends which include increased competition as industry participants seek to capitalize on consumer trends as well as increased commodity prices. Our strategy within the Distilling Solutions segment is to continue migrating away from industrial alcohol to white beverage alcohol, cultivate additional multi-national and craft customers for brown goods sales, enhance offerings to become a beverage alcohol “solution provider”, and develop an export market for our aged brown goods.

We continued to focus on attracting and developing customers for our premium beverage alcohol products during 2022 as well as shifting our focus from industrial alcohol to white beverage alcohol. Distilling Solutions segment sales for 2022 increased 22 percent over the prior year.

Branded Spirits Segment

Our Branded Spirits segment mission is to align our product offering and enhance focus on growing spirits categories and price tiers. The favorable macro industry trends benefiting our business include growth in high-end whiskey and tequila brands as well as growth across all spirit categories in the high-end price tiers. Our Branded Spirits segment is also subject to unfavorable macro trends, which include increased competition as industry participants seek to capitalize on consumer trends. Our strategy for the Branded Spirits segment is to focus on the categories, brands, price points, bottle size and market support that will maximize profit for the Company. On April 1, 2021, we completed the merger with Luxco, Inc. and its affiliates (“Luxco”)(the “Merger”). As a result of the Merger we have increased our scale and market position in the branded spirits sector and believe it has strengthened our platform for future growth of higher valued-added products. The Branded Spirits segment sales for 2022 increased 30 percent over the prior year.

Ingredient Solutions Segment

Our Ingredient Solutions segment mission is to remain a strategic business partner of choice earning meaningful relationships through collaboration, innovation, and dedication to best-in-class customer service. The favorable macro industry trends benefiting our business include growth and focus on high fiber, high protein, meat alternatives, plant-based protein, and non-GMO Products. We continue to provide outstanding customer solutions, taking advantage of our position within growing consumer trends. Our strategy within the Ingredient Solutions segment is to expand our market share of specialty wheat starch and protein product lines, expand textured plant protein capabilities within specialty wheat proteins, maximize the value of clean label starches, and optimize our customer set, route to market, and channels to drive profitability. Ingredient Solutions segment sales for 2022 increased 28 percent over the prior year.

RESULTS OF OPERATIONS

Consolidated results

The table below details the consolidated results for 2022, 2021 and 2020:

	Year Ended December 31,			% Increase (Decrease)
	2022	2021	2020	2022 v. 2021		2021 v. 2020
Sales	$782,358	$626,720	$395,521	25%		58%
Cost of sales	529,052	427,755	296,715	24		44
Gross profit	253,306	198,965	98,806	27		101
Gross margin %	32.4%	31.7%	25.0%	0.7	pp(a)	6.7	pp(a)
Advertising and promotion expenses	29,714	16,098	2,712	85		494
SG&A expenses	74,627	72,829	41,853	2		74
Insurance recoveries	—	(16,325)	—	N/A		N/A
Operating income	148,965	126,363	54,241	18		133
Operating margin %	19.0%	20.2%	13.7%	(1.2)	pp	6.5	pp
Interest expense, net	(5,451)	(4,037)	(2,267)	35		78
Other income (loss), net	(3,342)	(1,230)	627	172		(296)
Income before income taxes	140,172	121,096	52,601	16		130
Income tax expense	31,300	30,279	12,256	3		147
Effective tax expense rate %	22.3%	25.0%	23.3%	(2.7)	pp	1.7	pp
Net income	$108,872	$90,817	$40,345	20%		125%
Net income margin %	13.9%	14.5%	10.2%	(0.6)	pp	4.3	pp

Basic EPS	$4.94	$4.37	$2.37	13%		84%
Diluted EPS	$4.92	$4.37	$2.37	13%		84%
(a) Percentage points (“pp”).

Sales

2022 to 2021 - Sales for 2022 were $782,358, an increase of 25 percent compared to 2021, which was the result of increased sales in the Distilling Solutions, Branded Spirits, and Ingredient Solutions segments. Within the Distilling Solutions segment, sales were up 22 percent primarily due to an increase in sales of brown goods within premium beverage alcohol. Total Branded Spirits segment sales increased 30 percent, due to an increase in sales across all price tier categories. Total Ingredient Solutions segment sales increased 28 percent primarily due to increased sales of specialty wheat starches and proteins.

2021 to 2020 - Sales for 2021 were $626,720, an increase of 58 percent compared to 2020, which was the result of increased sales in the Branded Spirits, Distilling Solutions and Ingredient Solutions segments. Total Branded Spirits segment sales increased 4,324 percent, due to the additional brands acquired as part of the Merger. Within the Distillery Solutions segment, sales were up 13 percent primarily due to an increase in sales of brown goods within premium beverage alcohol. Total Ingredient Solutions segment sales increased 16 percent primarily due to increased sales of specialty wheat starches and proteins.

Gross profit

2022 to 2021 - Gross profit for 2022 was $253,306, an increase of 27 percent compared to 2021. The increase was driven by an increase in gross profit in Branded Spirits, Distilling Solutions and Ingredient Solutions segments. The Branded Spirits segment gross profit increased by $32,877 or 52 percent. The Distilling Solutions segment gross profit increased by $12,176, or 11 percent and the Ingredient Solutions segment gross profit increased by $9,288, or 42 percent.

2021 to 2020 - Gross profit for 2021 was $198,965, an increase of 101 percent compared to 2020. The increase was driven by an increase in gross profit in Branded Spirits, Distilling Solutions and Ingredient Solutions segments. The Branded Spirits segment gross profit increased by $60,457, or 2,764 percent. The Distilling Solutions segment gross profit increased by $38,333, or 51 percent and the Ingredient Solutions segment gross profit increased by $1,369, or 7 percent.

Advertising and promotion expenses

2022 to 2021 - Advertising and promotion expenses for 2022 were $29,714, an increase of 85 percent compared to 2021. This was primarily driven by an increased advertising and promotion investment in the Branded Spirits segment, specifically in the premium plus price tiers. The increase was also driven by the assumption of Luxco’s advertising and promotion expenses for the full year of 2022.

2021 to 2020 - Advertising and promotion expenses for 2021 were $16,098, an increase of 494 percent compared to 2020. The increase in advertising and promotion expenses were primarily driven by the assumption of Luxco’s advertising and promotion expenses during 2021.

SG&A expenses

2022 to 2021 - SG&A expenses for 2022 were $74,627, an increase of 2 percent compared to 2021. The increase in SG&A was driven by the assumption of Luxco’s SG&A expenses for the full year of 2022, as well as higher personnel and incentive compensation expense, partially offset by a decrease in advisory and other transaction costs in 2021 related to the merger with Luxco that did not recur in 2022.

2021 to 2020 - SG&A expenses for 2021 were $72,829, an increase of 74 percent compared to 2020. The increase in SG&A was driven by the assumption of Luxco’s SG&A, and one-time acquisition related costs.

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

Operating income

	Operating income	% Increase (Decrease)
Operating income for 2020	$54,241
Increase in gross profit - Branded Spirits segment(a)	60,457	111	pp(b)
Increase in gross profit - Distilling Solutions segment(a)	38,333	71	pp
Increase in gross profit - Ingredient Solutions segment(a)	1,369	3	pp
Increase in advertising and promotion expenses	(13,386)	(25)	pp
Increase in SG&A expenses	(30,976)	(57)	pp
Increase in insurance recoveries	16,325	30	pp
Operating income for 2021	126,363	133%

Increase in gross profit - Branded Spirits segment(a)	32,877	26	pp(b)
Increase in gross profit - Distilling Solutions segment(a)	12,176	10	pp
Increase in gross profit - Ingredient Solutions segment(a)	9,288	7	pp
Increase in advertising and promotion expenses	(13,616)	(11)	pp
Increase in SG&A expenses	(1,798)	(1)	pp
Decrease in insurance recoveries	(16,325)	(13)	pp
Operating income for 2022	$148,965	18%
(a) See segment discussion.
(b) Percentage points (“pp”).

2022 to 2021 - Operating income for 2022 increased to $148,965 from $126,363 for 2021, due to increases in gross profit in the Branded Spirits, Distilling Solutions and Ingredient Solutions segments. These increases were partially offset by a decrease in insurance recoveries as well as increases in advertising and promotion expenses and SG&A expenses.

2021 to 2020 - Operating income for 2021 increased to $126,363 from $54,241 for 2020, due to increases in gross profit in the Branded Spirits, Distilling Solutions and Ingredient Solutions segments as well as the increase from the insurance recovery. These increases were partially offset by increases in SG&A expenses and advertising and promotion expenses.

Income tax expense

2022 to 2021 - Income tax expense for 2022 was $31,300, for an effective tax rate for the year of 22.3 percent. Income tax expense for 2021 was $30,279, for an effective tax rate for the year of 25.0 percent. The 2.7 percentage point decrease was primarily due to an increase in state tax credits due to capital expenditures investments.

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

Basic and diluted EPS

	EPS	% Increase (Decrease)
Basic and Diluted EPS for 2020	$2.37
Change in operating income(a)	3.24	137	pp(b)
Change in income attributable to participating securities(c)	0.03	1	pp
Change in interest expense (a)	(0.08)	(3)	pp
Change in other income (expense), net(a)	(0.08)	(3)	pp
Change in weighted average shares outstanding(d)	(0.98)	(41)	pp
Change in effective tax rate	(0.10)	(4)	pp
Change in noncontrolling interest	(0.03)	(1)	pp
Basic and diluted EPS for 2021	4.37	84%

Change in operating income(a)	1.12	26	pp(b)
Change in interest expense (a)	(0.06)	(1)	pp
Change in other income (expense), net(a)	(0.08)	(2)	pp
Change in weighted average shares outstanding(d)	(0.51)	(12)	pp
Change in effective tax rate	0.10	2	pp
Basic EPS for 2022	4.94	13%
Impact of dilutive shares outstanding	(0.02)	—	pp
Diluted EPS for 2022	$4.92	13%

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

2022 to 2021 - Basic EPS increased to $4.94 in 2022 from $4.37 in 2021, primarily due to the increase in operating income, partially offset by an increase in shares outstanding as a result of shares issued as part of the consideration paid for the Merger. Diluted EPS increased to $4.92 in 2022 from $4.37 in 2021, primarily due to the above described changes in Basic EPS, partially offset by the impact of dilutive shares outstanding related to the conversion feature of the Convertible Senior Notes.

2021 to 2020 - Basic and Diluted EPS increased to $4.37 in 2021 from $2.37 in 2020, primarily due to the increase in operating income, partially offset by an increase in shares outstanding as a result of shares issued as part of the consideration paid for the Merger.

DISTILLING SOLUTIONS SEGMENT

	DISTILLING SOLUTIONS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/ (Decrease)
	2022	2021	$ Change		% Change
Brown Goods	$229,523	$162,074	$67,449		42%
White Goods	74,510	75,818	(1,308)		(2)
Premium beverage alcohol	304,033	237,892	66,141		28
Industrial alcohol	46,812	62,628	(15,816)		(25)
Food grade alcohol	350,845	300,520	50,325		17
Fuel grade alcohol	13,681	14,916	(1,235)		(8)
Distillers feed and related co-products	40,354	19,545	20,809		106
Warehouse services	23,598	17,523	6,075		35
Total Distilling Solutions	$428,478	$352,504	$75,974		22%

	Change in Year-versus-Year Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Premium beverage alcohol	28%	12%	16%

	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/(Decrease)
	2022	2021	Change		% Change
Gross profit	$126,282	$114,106	$12,176		11%
Gross margin %	29.5%	32.4%	(2.9)	pp(d)
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
(d) Percentage points (“pp”).

2022 compared to 2021
Total Distilling Solutions sales for 2022 increased by $75,974, or 22 percent compared to 2021. Sales of brown goods within premium beverage alcohol, distillers feed and related co-products, and warehouse services increased while industrial alcohol, white goods within premium beverage alcohol, and fuel grade alcohol decreased compared to 2021. The increase in sales of brown goods was driven by higher sales volume and higher average selling price. The increase in sales of distillers feed and related co-products was due to higher average selling price, partially offset by lower sales volumes, both of which primarily resulted from the previously disclosed dryer fire at our Atchison facility which occurred in 2020. Our warehouse services sales increased due to the increase in storage of our customer owned barreled whiskey and related warehouse services that we provide. These increases were partially offset by a decrease in sales of industrial alcohol and white goods, which were driven by lower sales volume, partially offset by higher average selling price.
Gross profit increased year versus year by $12,176, or 11 percent. Gross margin for 2022 decreased to 29.5 percent from 32.4 percent for 2021. The increase in gross profit was due primarily to higher average selling price and higher sales volume on brown goods. These increases were partially offset by lower gross profit in industrial alcohol, white goods, and fuel grade alcohol, all of which were driven by higher input costs. The average selling price for these products also increased, but not enough to offset the higher input costs which caused a decrease in the gross margin percentage.

	DISTILLING SOLUTIONS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/ (Decrease)
	2021	2020	$ Change		% Change
Brown Goods	$162,074	$121,384	$40,690		34%
White Goods	75,818	63,873	11,945		19
Premium beverage alcohol	237,892	185,257	52,635		28
Industrial alcohol	62,628	80,682	(18,054)		(22)
Food grade alcohol	300,520	265,939	34,581		13
Fuel grade alcohol	14,916	5,630	9,286		165
Distillers feed and related co-products	19,545	26,109	(6,564)		(25)
Warehouse services	17,523	15,631	1,892		12
Total Distilling Solutions	$352,504	$313,309	$39,195		13%

	Change in Year-versus-Year Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Premium beverage alcohol	28%	21%	7%

	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/(Decrease)
	2021	2020	Change		% Change
Gross profit	$114,106	$75,773	$38,333		51%
Gross margin %	32.4%	24.2%	8.2	pp(d)
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
(d) Percentage points (“pp”).

2021 compared to 2020
Total Distilling Solutions sales for 2021 increased by $39,195, or 13 percent compared to 2020. Sales of brown goods and white goods within premium beverage alcohol, fuel grade alcohol, and warehouse services increased, while sales of industrial alcohol and distillers feed and related co-products decreased compared to 2020. The increase in brown goods, white goods and fuel grade alcohol was driven by higher sales volume and higher average selling price. These increases were partially offset by a decrease in sales of industrial alcohol, which was driven by lower sales volume due to the discontinuing of the ICP third party sales and marketing services, partially offset by higher average selling price. The decrease in sales of distillers feed and related co-products was due to lower average selling price, partially offset by higher sales volume, both of which resulted from the Dryer Fire Incident and the subsequent sale of wet rather than dry distillers grains (see Note 1, Nature of Operations and Summary of Significant Accounting Policies for further details).
Gross profit increased year versus year by $38,333, or 51 percent. Gross margin for 2021 increased to 32.4 percent from 24.2 percent for 2020. The increase in gross profit was primarily due to higher sales volume on brown goods as well as higher average selling price on industrial, white goods and fuel grade alcohol. The increase in gross profit was partially offset by lower average selling price on distillers feed and related co-products and higher input costs of industrial alcohol, white goods and brown goods.

BRANDED SPIRITS SEGMENT

	BRANDED SPIRITS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/ (Decrease)
	2022	2021	$ Change		% Change
Ultra Premium	$48,245	$27,722	$20,523		74%
Super Premium	12,274	8,937	3,337		37
Premium	24,211	17,626	6,585		37
Premium Plus	84,730	54,285	30,445		56
Mid	82,530	71,292	11,238		16
Value	47,395	38,520	8,875		23
Other	23,284	19,469	3,815		20
Total Branded Spirits	$237,939	$183,566	$54,373		30%

	Change in Year-versus-Year Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Branded Spirits	30%	17%	13%

	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/(Decrease)
	2022	2021	Change		% Change
Gross profit	$95,521	$62,644	$32,877		52%
Gross margin %	40.1%	34.1%	6.0	pp(d)
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
(d) Percentage points (“pp”).

2022 compared to 2021

Total Branded Spirits sales for 2022 increased by $54,373, or 30 percent compared to 2021. Sales across all pricing tiers increased compared to 2021, primarily due to the additional brands acquired as part of the Merger that occurred on April 1, 2021. Additionally, sales increased in the premium plus price tiers due primarily to increased sales of American whiskey brands.
Gross profit increased year versus year by $32,877, or 52 percent. Gross margin for 2022 increased to 40.1 percent compared to 34.1 percent for 2021. The increase in gross profit was primarily driven by volume associated with the additional brands acquired as part of the Merger, increased average net price and mix as well as a required step up in value of certain assets due to purchase accounting related to the Merger in 2021 that did not recur in 2022. Of the purchase accounting step ups, $2,529 was associated with marking the finished goods inventory to fair value and fully flowed through in the prior year period. Additionally, gross profit increased due to increased sales of American whiskey brands within our premium plus price tiers.

	BRANDED SPIRITS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/ (Decrease)
	2021	2020	$ Change		% Change
Ultra Premium	$27,722	$1,785	$25,937		1,453%
Super Premium	8,937	2,196	6,741		307
Premium	17,626	125	17,501		14,001
Premium Plus	54,285	4,106	50,179		1,222
Mid	71,292	—	71,292		N/A
Value	38,520	—	38,520		N/A
Other	19,469	43	19,426		45,177
Total Branded Spirits	$183,566	$4,149	$179,417		4,324%

	Change in Year-versus-Year Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Branded Spirits	4,324%	29,320%	(24,996)%

	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/(Decrease)
	2021	2020	Change		% Change
Gross profit	$62,644	$2,187	$60,457		2,764%
Gross margin %	34.1%	52.7%	(18.6)	pp(d)
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
(d) Percentage points (“pp”).

2021 compared to 2020
Total Branded Spirits sales for 2021 increased by $179,417, or 4,324 percent compared to 2020. Sales across all price tiers increased compared to 2020, primarily due to the additional brands acquired as part of the Merger.
Gross profit increased year versus year by $60,457, or 2,764 percent. Gross margin for 2021 decreased to 34.1 percent compared to 52.7 percent for 2020. The increase in gross profit was primarily due to the additional brands acquired as part of the Merger. The decrease in gross margin was due to sales price, as the vast majority of the Company’s branded spirits sales pre-merger were in the premium plus price tiers. Gross profit was reduced during 2021, due to a required step up in value due to purchase accounting related to the Merger. Of the purchase accounting step up, $2,529 was associated with marking the finished goods inventory to fair value, which fully flowed through in the year and is not expected to recur in the future periods.

INGREDIENT SOLUTIONS SEGMENT

	INGREDIENT SOLUTIONS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/ (Decrease)
	2022	2021	$ Change		% Change
Specialty wheat starches	$62,567	$47,758	$14,809		31%
Specialty wheat proteins	39,313	31,485	7,828		25
Commodity wheat starches	14,023	10,014	4,009		40
Commodity wheat proteins	38	1,393	(1,355)		(97)
Total Ingredient Solutions	$115,941	$90,650	$25,291		28%

	Change in Year-versus-Year Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	28%	9%	19%

	Other Financial Information
	Year Ended December 31,		Year-versus-year Increase/(Decrease)
	2022	2021	Change		% Change
Gross profit	$31,503	$22,215	$9,288		42%
Gross margin %	27.2%	24.5%	2.7	pp(d)
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
(d) Percentage points (“pp”).

2022 compared to 2021
Total Ingredient Solutions sales for 2022 increased by $25,291, or 28 percent compared to 2021. The increase in Ingredient Solutions sales was primarily driven by higher sales of specialty wheat starches and proteins primarily due to higher average selling prices and higher sales volume. Additionally, the increase in Ingredient Solutions sales was driven by higher sales of commodity wheat starches primarily due to higher average selling price. These increases were partially offset by a decrease in sales of commodity wheat proteins due to lower sales volume.
Gross profit increased year versus year by $9,288, or 42 percent. Gross margin for 2022 increased to 27.2 percent from 24.5 percent for 2021. The increase in gross profit was primarily driven by higher average selling price and higher sales volumes of specialty wheat starches and proteins. These increases were partially offset by higher input costs for all product lines within the segment.

	INGREDIENT SOLUTIONS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/ (Decrease)
	2021	2020	$ Change		% Change
Specialty wheat starches	$47,758	$41,631	$6,127		15%
Specialty wheat proteins	31,485	26,960	4,525		17
Commodity wheat starches	10,014	7,630	2,384		31
Commodity wheat proteins	1,393	1,842	(449)		(24)
Total Ingredient Solutions	$90,650	$78,063	$12,587		16%

	Change in Year-versus-Year Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	16%	11%	5%

	Other Financial Information
	Year Ended December 31,		Year-versus-year Increase/(Decrease)
	2021	2020	Change		% Change
Gross profit	$22,215	$20,846	$1,369		7%
Gross margin %	24.5%	26.7%	(2.2)	pp(d)
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
(d) Percentage points (“pp”).

2021 compared to 2020
Total Ingredient Solutions sales for 2021 increased by $12,587, or 16 percent compared to 2020. Sales of specialty wheat starches and proteins and commodity wheat starches increased, while sales of commodity wheat proteins decreased. The increase in specialty wheat starches was primarily due to higher sales volume. The increase in specialty wheat proteins was primarily due to higher sales volume and higher average selling prices. The increase in commodity wheat starches was due to higher sales volume.

Gross profit increased year versus year by $1,369, or 7 percent. Gross margin for 2021 decreased to 24.5 percent from 26.7 percent for 2020. The increase in gross profit was primarily driven by higher sales volume of specialty wheat starches and commodity wheat starches, as well as higher sales volume and higher average selling prices of specialty wheat proteins. These increases were partially offset by higher input costs.

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

Cash Flow Summary	Year Ended December 31,			Changes, Year versus Year-Increase / (Decrease)
	2022	2021	2020	2022 v. 2021	2021 v. 2020
Cash provided by operating activities	$88,936	$88,263	$53,255	$673	$35,008

Cash used in investing activities	(47,813)	(182,619)	(19,647)	134,806	(162,972)

Cash provided by (used in) financing activities	(14,764)	94,287	(15,255)	(109,051)	109,542

Effect of exchange rate changes on cash and cash equivalents	(38)	(25)	—	(13)	(25)

Increase (decrease) in cash and cash equivalents	$26,321	$(94)	$18,353	$26,415	$(18,447)

Operating Activities. Cash provided by operating activities was $88,936 during the year ended December 31, 2022. The cash provided by operating activities during 2022 resulted primarily from net income of $108,872, adjustments for non-cash or non-operating charges of $30,382 including depreciation and amortization, share-based compensation, equity method investment loss, and by uses of cash due to changes in operating assets and liabilities of $50,318. The primary drivers of the changes in operating assets and liabilities were $44,350 use of cash related to an increase in inventories, primarily barreled distillate, and $16,786 use of cash related to an increase in receivables, partially offset by $10,626 of cash provided by an increase in accounts payable related to the timing of cash disbursements.

Cash provided by operating activities was $88,263 during the year ended December 31, 2021. The cash provided by operating activities during 2021 resulted primarily from net income of $90,817, adjustments for non-cash or non-operating charges of $16,850 including depreciation and amortization, deferred income taxes, share-based compensation, and partially offset by a gain on insurance recoveries, and by uses of cash due to changes in operating assets and liabilities of $19,404. The primary drivers of the changes in operating assets and liabilities were $14,214 use of cash related to an increase in inventories, primarily barrel distillate, $6,242 use of cash related to income taxes refundable, and $6,031 use of cash related to an increase in receivables, inclusive of insurance receivables, partially offset by $5,301 of cash provided by an increase in accounts payable related to the timing of cash disbursements.

Investing Activities. Cash used in investing activities for year ended December 31, 2022 was $47,813, which primarily resulted from additions to property, plant and equipment of $45,323 (see Capital Spending).

Cash used in investing activities for year ended December 31, 2021 was $182,619, which primarily resulted from $149,005 related to the Merger with Luxco and additions to property, plant and equipment of $47,389 (see Capital Spending), partially offset by cash proceeds of $16,325 from property insurance recoveries.

Capital Spending. We manage capital spending to support our business growth plans. We have incurred $47,859, $51,691, and $18,646 of capital expenditures and have paid $45,323, $47,389, and $19,701 for capital expenditures for the years ended December 31, 2022, 2021 and 2020, respectively. The difference between the amount of capital expenditures incurred and amount paid is due to the change in capital expenditures in accounts payable. We expect approximately $58,000, in capital expenditures for 2023 which will be used for facility improvement and expansion, facility sustenance projects and environmental health and safety projects.

Financing Activities. Cash used in financing activities for year ended December 31, 2022 was $14,764, primarily due to payments of dividends and dividend equivalents of $10,646 (see Note 8, Equity and EPS for additional information), and principal payments on long-term debt of $3,403 (see Long-Term and Short-Term Debt).

Cash provided by financing activities for year ended December 31, 2021 was $94,287, primarily due to net debt proceeds of $192,580 (see Long-Term and Short-Term Debt), primarily resulting from the issuance of the Convertible Senior Notes, partially offset by $87,509 payment on assumed debt as part of the Merger, and payments of dividends and dividend equivalents of $10,017 (see Note 8, Equity and EPS for additional information).

Treasury Purchases. 29,376 RSUs vested and converted to common shares during year ended December 31, 2022, of which we withheld and purchased for treasury 9,031 shares valued at $715 to cover payment of associated withholding taxes.

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

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development and Board-approved dividends) and the overall cost of capital. Total debt was $230,335 (net of unamortized loan fees of $6,115) at December 31, 2022 and $233,399 (net of unamortized loan fees of $6,454) at December 31, 2021. During 2022, we had net payments on our long-term debt of $3,403. During 2021, we had net borrowings on our Convertible Senior Notes of $201,250, net payments on our long-term debt of $1,620, loan fees associated with the issuance of Convertible Senior Notes and refinancing of our credit agreement of $7,050. Net borrowings / (payments) on all debt for 2022 and 2021 were $(3,403), and $192,580, respectively (see Note 6, Corporate Borrowings for additional information).

Dividends and Dividend Equivalents. See Note 8, Equity and EPS for further discussion.

On February 23, 2023, the Board of Directors declared a quarterly dividend payable to stockholders of record as of March 10, 2023, of our Common Stock and a dividend equivalent payable to holders of certain RSUs as of March 10, 2023, of $0.12 per share and per unit.  The dividend payment and dividend equivalent payment will occur on March 24, 2023.

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

Our principal sources of cash are product sales and borrowing on our various debt agreements.  Under these agreements, we must meet certain financial covenants and restrictions, and at December 31, 2022, we met those covenants and restrictions.

At December 31, 2022, our current assets exceeded our current liabilities by $348,787, largely due to our inventories, at cost, of $289,722. At December 31, 2022, our cash balance was $47,889 and we have used our various debt agreements for liquidity purposes, with $400,000 remaining for additional borrowings and up to $120,000 potentially available under the Note Purchase Agreement. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments, dividend payments as well as potential mergers and acquisitions. Subject to market conditions, we could also fund future mergers and acquisitions through the issuance of additional shares of common stock. In addition, we have strong operating results such that we believe financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.
Contractual Obligations

The following table provides information on the amounts and payments of our contractual obligations at December 31, 2022:

	Payments due by period
	Total	Short-Term (a)		Long-Term
Long-term debt	$236,450	$5,600		$230,850
Interest on long-term debt	76,734	5,057		71,677
Operating leases	16,093	4,066		12,027
Purchase commitments	299,907	255,734	(b)	44,173
Other	915	190		725
Total	$630,099	$270,647		$359,452

(a) Short-term obligation payments are due within 12 months from the current year end.
(b) Includes open purchase order commitments related to raw materials and packaging used in the ordinary course of business of $238,969.

Industrial Revenue Bonds

We are in various stages of financing projects with industrial revenue bond transactions for our facilities located in Kentucky. The bonds allow a 15 to 40 year real property tax abatement on our renovated and newly-constructed warehouse buildings and distilleries in Kentucky.  We have been approved for $55,500 of industrial revenue bonds with the City of Williamstown Kentucky, and have used approximately $21,000. Additionally, we have been approved for $175,000 of industrial revenue bonds with Nelson County Kentucky and have used approximately $48,000. The City of Williamstown and Nelson County issued the industrial revenue bonds to us.  The city then leased the facilities back to us under a capital lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay principal and interest on the bonds.  Our obligation to pay rent under the lease is in the same amount and due on the same date as the obligation to pay debt service on the bonds which we hold. The lease permits us to present the bonds at any time for cancellation, upon which our obligation to pay basic rent would be canceled.  At the bonds’ maturity the facilities will revert to us without costs. If we were to present the bonds for cancellation prior to maturity, a nominal fee could be incurred.

We recorded the land and buildings as assets in property, plant, and equipment, net, on our Consolidated Balance Sheets. Because we own all outstanding bonds, have a legal right to set-off, and intend to set-off the corresponding lease and interest payment, we have netted the capital lease obligation with the bond asset. No amount for our obligation under the capital lease is reflected on our Consolidated Balance Sheets, nor do we reflect an amount for the corresponding industrial revenue bond asset (see Note 10, Commitments and Contingencies for additional information).

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

Goodwill and Other Intangible Assets. The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. We have the option to evaluate qualitative factors to assess if goodwill and indefinite-lived intangible assets are impaired before quantifying the fair value of the reporting unit. Management judgment is required in the evaluation of qualitative factors, determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. To the extent that the carrying amount exceeds fair value, an impairment of goodwill is recognized and allocated to the reporting units. Based on the impairment tests performed by the Company during the fourth quarter 2022, we believe none of our goodwill or indefinite-lived intangible assets are impaired and are not currently at risk of impairment.

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

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at December 31, 2022, a 100 basis point increase over the current rates actually in effect at such date would have a minimal impact on interest expense. Based on weighted average outstanding fixed-rate borrowings at December 31, 2022, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $29,537, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $37,243.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. As a result of this assessment, management has concluded that the Company’s internal control over financial reporting as of December 31, 2022 was effective.

KPMG, LLP, the independent registered public accounting firm that audited the Company’s financial statements contained herein, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2022. The combined report on the consolidated financial statements of MGP Ingredients, Inc. and subsidiaries and audit report is included in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
MGP Ingredients, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of MGP Ingredients, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
Revenue recognition under bill and hold arrangements

As discussed in Note 1 to the consolidated financial statements, the Company’s Distilling Solutions segment routinely enters into bill and hold arrangements, whereby the Company produces and sells aged and unaged distillate to customers. As discussed in Note 3 to the consolidated financial statements, brown goods premium beverage alcohol revenue was $229,523 thousands for the year ended December 31, 2022, a portion of which was for bill and hold arrangements.

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

Kansas City, Missouri
February 23, 2023

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Sales	$782,358	$626,720	$395,521
Cost of sales	529,052	427,755	296,715
Gross profit	253,306	198,965	98,806

Advertising and promotion expenses	29,714	16,098	2,712
Selling, general, and administrative expenses	74,627	72,829	41,853
Insurance recoveries	—	(16,325)	—
Operating income	148,965	126,363	54,241

Interest expense, net	(5,451)	(4,037)	(2,267)
Other income (loss), net	(3,342)	(1,230)	627
Income before income taxes	140,172	121,096	52,601

Income tax expense	31,300	30,279	12,256
Net income	108,872	90,817	40,345

Net loss attributable to noncontrolling interest	590	490	—
Net income attributable to MGP Ingredients, Inc.	109,462	91,307	40,345

Income attributable to participating securities	(871)	(712)	(261)
Net income used in earnings per common share calculation	$108,591	$90,595	$40,084

Weighted average common shares
Basic	22,002,990	20,719,663	16,937,125
Diluted	22,053,966	20,719,663	16,937,125

Earnings per common share
Basic	$4.94	$4.37	$2.37
Diluted	$4.92	$4.37	$2.37

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income attributable to MGP Ingredients, Inc.	$109,462	$91,307	$40,345
Other comprehensive income (loss), net of tax:
Unrealized loss on foreign currency translation adjustment	(676)	(151)	—
Changes in Company-sponsored post-employment benefit plan	18	19	732
Other comprehensive income (loss)	(658)	(132)	732
Comprehensive income attributable to MGP Ingredients, Inc.	108,804	91,175	41,077

Comprehensive loss attributable to noncontrolling interest	(590)	(490)	—
Comprehensive income	$108,214	$90,685	$41,077

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts and par value)

	December 31,
	2022	2021
Current Assets
Cash and cash equivalents	$47,889	$21,568
Receivables (less allowance for credit loss of $1,475 and $150 at December 31, 2022 and 2021, respectively)	109,267	92,537
Inventory	289,722	245,944
Prepaid expenses	2,957	1,510
Refundable income taxes	4,327	5,539
Total current assets	454,162	367,098

Property, plant, and equipment, net	235,632	207,286
Operating lease right-of-use assets, net	15,042	9,671
Investment in joint venture	5,534	4,944
Intangible assets, net	216,768	218,838
Goodwill	226,294	226,294
Other assets	4,779	7,336
Total assets	$1,158,211	$1,041,467

Current Liabilities
Current maturities of long-term debt	$5,600	$3,227
Accounts payable	66,432	53,712
Federal and state excise taxes payable	4,627	6,992
Accrued expenses and other	28,716	24,869
Total current liabilities	105,375	88,800

Long-term debt, less current maturities	29,510	35,266
Convertible senior notes	195,225	194,906
Long-term operating lease liabilities	11,622	6,997
Other noncurrent liabilities	3,723	5,132
Deferred income taxes	67,112	66,101
Total liabilities	412,567	397,202

Commitments and Contingencies – Note 10
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 23,125,166 shares at December 31, 2022 and 2021; 21,994,042 and 21,964,314 shares outstanding at December 31, 2022 and 2021, respectively	6,715	6,715
Additional paid-in capital	318,839	315,802
Retained earnings	443,061	344,237
Accumulated other comprehensive income	(304)	354
Treasury stock, at cost, 1,131,124 and 1,160,852 shares at December 31, 2022 and 2021, respectively	(21,591)	(22,357)
Total MGP Ingredients, Inc. stockholders equity	746,724	644,755
Noncontrolling interest	(1,080)	(490)
Total equity	745,644	644,265
Total liabilities and equity	$1,158,211	$1,041,467
 See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net income	$108,872	$90,817	$40,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,455	19,092	12,961
Gain on insurance recoveries	—	(16,325)	—
Share-based compensation	5,502	5,555	3,002
Equity method investment loss	2,220	1,611	—
Deferred income taxes, including change in valuation allowance	1,011	6,772	593
Other, net	194	145	494
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(16,786)	(6,031)	(16,173)
Inventory	(44,350)	(14,214)	(3,886)
Prepaid expenses	(1,468)	2,586	(748)
Income taxes payable (refundable)	1,212	(6,242)	1,750
Accounts payable	10,626	5,301	1,817
Accrued expenses and other	1,984	738	11,537
Federal and state excise taxes payable	(2,365)	(1,467)	(34)
Other, net	829	(75)	1,597
Net cash provided by operating activities	88,936	88,263	53,255
Cash Flows from Investing Activities
Additions to property, plant, and equipment	(45,323)	(47,389)	(19,701)
Purchase of business, net of cash acquired	—	(149,005)	(2,750)
Contributions to equity method investments	(2,810)	(1,470)	—
Proceeds from property insurance recoveries	—	16,325	—
Proceeds from sale of property and other	150	—	2,906
Other, net	170	(1,080)	(102)
Net cash used in investing activities	(47,813)	(182,619)	(19,647)
Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(10,646)	(10,017)	(8,188)
Purchase of treasury stock	(715)	(767)	(4,411)
Loan fees incurred with borrowings	—	(7,050)	(1,148)
Principal payments on long-term debt	(3,403)	(1,620)	(1,208)
Proceeds from credit agreement - revolver	—	242,300	54,700
Payments on credit agreement - revolver	—	(242,300)	(55,000)
Proceeds from convertible senior notes	—	201,250	—
Payment on assumed debt as part of the Merger	—	(87,509)	—
Net cash provided by (used in) financing activities	(14,764)	94,287	(15,255)
Effect of exchange rate changes on cash and cash equivalents	(38)	(25)	—
Increase (decrease) in cash and cash equivalents	26,321	(94)	18,353
Cash and cash equivalents, beginning of year	21,568	21,662	3,309
Cash and cash equivalents, end of year	$47,889	$21,568	$21,662

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance, December 31, 2019	$4	$6,715	$14,029	$230,784	$(246)	$(20,242)	$—	$231,044
Comprehensive income:
Net income	—	—	—	40,345	—	—	—	40,345
Other comprehensive income	—	—	—	—	732	—	—	732
Dividends and dividend equivalents of $0.48 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(8,186)	—	—	—	(8,186)
Share-based compensation	—	—	2,067	—	—	—	—	2,067
Stock shares awarded, forfeited or vested	—	—	(593)	—	—	1,528	—	935
Stock shares repurchased	—	—	—	—	—	(4,411)	—	(4,411)
Balance, December 31, 2020	4	6,715	15,503	262,943	486	(23,125)	—	262,526
Comprehensive income (loss):
Net income (loss)	—	—	—	91,307	—	—	(490)	90,817
Other comprehensive loss	—	—	—	—	(132)	—	—	(132)
Dividends and dividend equivalents of $0.48 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(10,013)	—	—	—	(10,013)
Share-based compensation	—	—	5,555	—	—	—	—	5,555
Stock shares awarded, forfeited or vested	—	—	(1,535)	—	—	1,535	—	—
Stock shares repurchased	—	—	—	—	—	(767)	—	(767)
Equity consideration for Merger	—	—	296,279	—	—	—	—	296,279
Balance, December 31, 2021	4	6,715	315,802	344,237	354	(22,357)	(490)	644,265
Comprehensive income (loss):
Net income (loss)	—	—	—	109,462	—	—	(590)	108,872
Other comprehensive loss	—	—	—	—	(658)	—	—	(658)
Dividends and dividend equivalents of $0.48 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(10,638)	—	—	—	(10,638)
Share-based compensation	—	—	4,518	—	—	—	—	4,518
Stock shares awarded, forfeited or vested	—	—	(1,481)	—	—	1,481	—	—
Stock shares repurchased	—	—	—	—	—	(715)	—	(715)
Balance, December 31, 2022	$4	$6,715	$318,839	$443,061	$(304)	$(21,591)	$(1,080)	$745,644

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company.  MGP Ingredients, Inc. (“MGP,” or the “Company”) is a leading producer and supplier of premium distilled spirits, branded spirits and food ingredients. Distilled spirits include premium bourbon, rye, and other whiskeys and grain neutral spirits (“GNS”), including vodka and gin. Our distilled spirits are either sold directly or indirectly to manufacturers of other branded spirits. MGP is also a producer of high quality industrial alcohol for use in both food and non-food applications. The Company has a portfolio of its own high quality branded spirits which are produce through the distilleries and bottling facilities and sell to distributors. The Company’s branded spirits products account for a range of price points from value products through ultra premium brands, with a focus on high-end American whiskey, tequila and gin. The Company’s protein and starch food ingredients provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. The ingredients products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries.

The Company reports three operating segments: Distilling Solutions, Branded Spirits and Ingredient Solutions. During 2022, the Company changed the name of its Distillery Products segment to Distilling Solutions.

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the 2020 and 2021 consolidated financial statements have been reclassified to conform to the 2022 presentation.

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

Inventory.  Inventory includes finished goods, raw materials in the form of agricultural commodities used in the production process, as well as bottles, caps and labels used in the bottling process, and certain maintenance and repair items.  Bourbons, ryes, and other whiskeys, included in inventory, are normally aged in barrels for several years, following industry practice; all barreled bourbon, rye, and other whiskeys is classified as a current asset. The Company includes warehousing, insurance, and other carrying charges applicable to barreled whiskey in inventory costs.

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

(a) Leasehold improvements are the shorter of economic useful life or life of lease

Maintenance costs are expensed as incurred. The cost of property, plant, and equipment sold, retired, or otherwise disposed of, as well as related accumulated depreciation and amortization, are eliminated from the property accounts with related gains and losses reflected in the Consolidated Statements of Income.  The Company capitalizes interest costs associated with significant construction projects.  Total interest incurred for 2022, 2021, and 2020 is noted below:

	Year Ended December 31,
	2022	2021	2020
Interest costs charged to expense	$5,451	$4,037	$2,267
Plus: Interest cost capitalized	866	339	246
Total	$6,317	$4,376	$2,513

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

The Company’s Distilling Solutions segment routinely enters into bill and hold arrangements, whereby the Company produces and sells aged and unaged distillate to customers, and the product is barreled at the customer’s request and warehoused at a Company location for an extended period of time in accordance with directions received from the Company’s customers. Even though the aged and unaged distillate remains in the Company’s possession, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in bill and hold transactions when: customer acceptance specifications have been met, legal title has transferred, the customer has a present obligation to pay for the product and the risk and rewards of ownership have transferred to the customer. Additionally, all the following bill and hold criteria have been met in order for control to be transferred to the customer: the reason for the bill and hold arrangement is substantive, the customer has requested the product be warehoused, the product has been identified as separately belonging to the customer, the product is currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or direct it to another customer.

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

During November 2020, the Company experienced a fire at the Atchison facility. The fire damaged certain equipment in the facility’s feed drying operations and caused temporary loss of production time. At December 31, 2021, the Company received a legally binding commitment from its insurance carrier for final settlement of $43,688, $27,363 related to business interruption and $16,325 for the damaged dryer. As of December 31, 2021, $7,188 of the insurance recovery was recorded as receivables on the Consolidated Balance Sheet. The Company recorded a settlement related to business interruption from its insurance carrier of $23,583 and $3,780 for the years ended December 31, 2021 and 2020, respectively. The business interruption portion of the settlement was recorded as a reduction of cost of sales on the Consolidated Statements of Income and the insurance recoveries for the replacement of the damaged dryer was recorded as insurance recoveries on the Consolidated Statements of Income. The Company finalized the construction of the replacement drying system and placed this dryer into service during 2021.

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

Translation of Foreign Currencies. Assets and liabilities of Niche Drinks, Co., ltd. (“Niche”), a wholly-owned subsidiary of the Company whose functional currency is the British pound sterling, are translated to U.S. dollars using the exchange rate in effect at the consolidated balance sheet date. Results of operations are translated using average rates during the period. Adjustments resulting from the translation process are included as a component of accumulated other comprehensive income. The Company maintains a US bank account denominated in British pound sterling and is adjusted for the market exchange rate at the reporting period-end. Any impacts of the adjustment for the exchange rate applied to the financial asset is reported in other income (loss), net on the Consolidated Statements of Income.

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

Goodwill and Other Intangible Assets. The Company records goodwill and other indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and other indefinite-lived intangible assets to its respective reporting units. The Company evaluates goodwill for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. To the extent that the carrying amount exceeds fair value, an impairment of goodwill is recognized and allocated to the reporting units. Judgment is required in the determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. The Company separately evaluates indefinite-lived intangible assets for impairment. As of December 31, 2022, the Company determined that goodwill and indefinite-lived intangible assets were not impaired.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. Excluding the impact of the conversion feature of the convertible note, the fair value of the Company’s debt was $150,249 and $272,971 at December 31, 2022 and 2021, respectively. The financial statement carrying value (including unamortized loan fees) was $230,335 and $233,399 at December 31, 2022 and 2021, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

See Note 4, Business Combination, for discussion related the the fair value of tangible and intangible assets acquired and liabilities assumed as part of the merger with Luxco.

Derivative Instruments. Certain commodities the Company uses in its production process, or input costs, expose it to market price risk due to volatility in the prices for those commodities.  Through the Company’s grain supply contracts for its Atchison and Lawrenceburg facilities, its wheat flour supply contract for the Atchison facility, and its natural gas contracts for both facilities, it purchases grain, wheat flour, and natural gas, respectively, for delivery from one to 24 months into the future at negotiated fixed prices.  The Company has determined that the firm commitments to purchase grain, wheat flour, and natural gas under the terms of its supply contracts meets the normal purchases and sales exception as defined under ASC 815,  Derivatives and Hedging, because the quantities involved are for amounts to be consumed within the normal expected production process.

Equity Method Investments. The consolidated financial statements include the results of Luxco and its affiliated companies since April 1, 2021, when the Company obtained control through the Merger. The Company holds 50 percent interest in DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S.de R.L. de C.V. (“Agricola”) (combined “LMX”), which are accounted for as equity method investments. At December 31, 2022 and 2021, the investment in LMX was $5,534 and $4,944, respectively, which is recorded in investment in joint ventures on the Consolidated Balance Sheets. During the years ended December 31, 2022 and 2021, the Company recorded a $2,220 and $1,611 loss from equity method investments, respectively, which is recorded in other income (loss), net on the Consolidated Statements of Income.

Immaterial Correction to Prior Period Financial Statements. During the year ended December 31, 2022, the Company identified an immaterial correction related to gross amounts of property, plant and equipment and accumulated depreciation and amortization in the Consolidated Balance Sheet as of December 31, 2021. The Company performed a materiality assessment, considering both quantitative and qualitative factors, which resulted in the determination that the correction to the financial statements was immaterial. As such, the Company corrected the December 31, 2021 gross balances for property, plant, and equipment and accumulated depreciation and amortization in Note 2, Other Balance Sheet Captions, in this Form 10-K by equal and offsetting amounts, which resulted in no change to the balance of property, plant, and equipment, net.

During the year ended December 31, 2022, the Company identified an immaterial correction related to the calculation of diluted earnings per share within the year ended December 31, 2021 financial statements filed on Form 10-K. Other than as follows, this correction had no impact on the financial statements for the year ended December 31, 2021. For the period ended December 31, 2021, diluted earnings per share should have been $4.37 instead of $4.34. The Company performed a materiality assessment, considering both quantitative and qualitative factors, which resulted in the determination that the correction to the financial statements is immaterial. As such, the Company corrected the December 31, 2021 diluted earnings per share on the Consolidated Statements of Income in this Form 10-K.

Recently Adopted Accounting Standard Updates. ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue Recognition. This ASU is effective for annual and interim periods beginning after December 15, 2022. Early adoption is permitted. The Company has adopted this standard and it did not have an impact to the Company’s consolidated financial statements and related disclosures.

ASU 2020-04, Facilitation of Effects of Reference Rate Reform on Financial Reporting, which provide optional expedients and exceptions for a period of time to help facilitate the adoption of reference rate reform and the impact on financial reporting. This guidance was effective for all entities as of March 12, 2020 through December 31, 2022. ASU 2022-06, Deferral of the Sunset Date of Topic 848, which extends the effective date fro December 31, 2022 to December 31, 2024. The Company has adopted these standards and it did not have an impact to the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements. The other recent accounting pronouncements issued by the FASB are not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.

NOTE 2: OTHER BALANCE SHEET CAPTIONS

Inventory.

	December 31,
	2022	2021
Finished goods	$47,073	$35,362
Barreled distillate (bourbons and other whiskeys)	199,040	174,080
Raw materials	29,931	24,981
Work in process	1,645	1,261
Maintenance materials	9,931	9,179
Other	2,102	1,081
Total	$289,722	$245,944

Property, plant, and equipment, net.

	December 31,
	2022	2021
Land, buildings, and improvements	$155,385	$150,367
Transportation equipment	805	697
Machinery and equipment	257,075	236,352
Construction in progress	37,535	16,733
Property, plant, and equipment, at cost	450,800	404,149
Less accumulated depreciation and amortization	(215,168)	(196,863)
Property, plant, and equipment, net	$235,632	$207,286

Accrued expenses.

	December 31,
	2022	2021
Employee benefit plans	$2,389	$1,427
Salaries and wages	17,862	16,466
Property taxes	1,318	1,495
Current operating lease liabilities	3,807	2,865
Other	3,340	2,616
Total	$28,716	$24,869

NOTE 3: REVENUE

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

Disaggregation of Sales. The following table presents the Company’s sales disaggregated by segment and major products and services.

	Year Ended December 31,
	2022	2021	2020
Distilling Solutions
Brown Goods	$229,523	$162,074	$121,384
White Goods	74,510	75,818	63,873
Premium beverage alcohol	304,033	237,892	185,257
Industrial alcohol	46,812	62,628	80,682
Food grade alcohol	350,845	300,520	265,939
Fuel grade alcohol	13,681	14,916	5,630
Distillers feed and related co-products	40,354	19,545	26,109
Warehouse services	23,598	17,523	15,631
Total Distilling Solutions	428,478	352,504	313,309

Branded Spirits
Ultra premium	48,245	27,722	1,785
Super premium	12,274	8,937	2,196
Premium	24,211	17,626	125
Premium plus	84,730	54,285	4,106
Mid	82,530	71,292	—
Value	47,395	38,520	—
Other	23,284	19,469	43
Total Branded Spirits	237,939	183,566	4,149

Ingredient Solutions
Specialty wheat starches	62,567	47,758	41,631
Specialty wheat proteins	39,313	31,485	26,960
Commodity wheat starch	14,023	10,014	7,630
Commodity wheat protein	38	1,393	1,842
Total Ingredient Solutions	115,941	90,650	78,063

Total sales	$782,358	$626,720	$395,521

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

Goodwill of $223,556, none of which is expected to be deductible for tax purposes, represents the excess of the consideration transferred over the estimated fair value of assets acquired net of liabilities assumed. The intangible assets acquired include indefinite-lived intangible assets, trade names, with an estimated fair value of $178,100 and definite-lived intangible assets, distributor relationships, with an estimated fair value of $41,400 and a useful life of 20 years. The trade names and distributor relationships acquired by the Company have been recorded at the estimated fair values using the relief from royalty method and multi-period earnings method, respectively. Management engaged a third party valuation specialist to assist in the valuation analysis of certain acquired assets including trade name and distributor relationship.

Operating Results. The operating results of Luxco were consolidated with the Company’s operating results subsequent to the merger date. During the year ended December 31, 2021, the Company recorded $177,607 and $17,027, of sales and income before income taxes, respectively, attributable to Luxco on the Consolidated Statements of Income. During the year ended December 31, 2021, the Company incurred $8,927 of transaction related costs, which are included in Selling, general and administrative expenses on the Consolidated Statements of Income.

Pro Forma Information. The following table summarizes the unaudited pro forma financial results for the year ended December 31, 2021 and 2020, as if the Merger had occurred on January 1, 2020:

	Pro Forma Financial Information
	Year Ended December 31,
	2021	2020
Sales	$671,090	$592,025
Net income	100,597	46,200
Basic earnings per common share	4.84	2.09

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

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-Lived Intangible Assets. The Company has a definite-lived intangible asset which was acquired as a result of the Merger. The distributor relationships have a carrying value of $37,778, net of accumulated amortization of $3,622. The distributor relationships have a useful life of 20 years. The amortization expense for the years ended December 31, 2022 and 2021 was $2,070 and $1,552, respectively.

As of December 31, 2022, the expected future amortization expense related to definite-lived intangibles assets are as follows:

2023	$2,070
2024	2,070
2025	2,070
2026	2,070
2027	2,070
Thereafter	27,428
Total	$37,778

Goodwill and Indefinite-Lived Intangible Assets. The Company records goodwill and indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and indefinite-lived intangible assets to its respective reporting units. The carrying amount of goodwill, which relates to the Branded Spirits segment was $226,294 at both December 31, 2022 and 2021. The carrying amount of indefinite-lived intangible assets, which relates to the Branded Spirits segment was $178,990 at both December 31, 2022 and 2021.

NOTE 6: CORPORATE BORROWINGS

Indebtedness Outstanding. The following table presents the Company’s outstanding indebtedness

	December 31,
Description(a)	2022	2021
Credit Agreement - Revolver, 5.46% (variable rate) due 2025	$—	$—
Convertible Note, 1.88% (fixed rate) due 2041	201,250	201,250
Note Purchase Agreement
Series A Senior Secured Notes, 3.53% (fixed rate) due 2027	15,200	18,400
Senior Secured Notes, 3.80% (fixed rate) due 2029	20,000	20,000
Other long-term borrowings	—	203
Total indebtedness outstanding	236,450	239,853
Less unamortized loan fees(b)	(6,115)	(6,454)
Total indebtedness outstanding, net	230,335	233,399
Less current maturities of long-term debt	(5,600)	(3,227)
Long-term debt	$224,735	$230,172
(a) Interest rates are as of December 31, 2022.
(b) Loan fees are being amortized over the life of the debt agreements.

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

The Credit Agreement includes certain requirements and covenants, which the Company was in compliance with at December 31, 2022. The Company incurred no new loan fees related to the Credit Agreement during 2022. The unamortized balance of total loan fees related to the Credit Agreement was $1,177 at December 31, 2022, which were included in other assets, net on the Consolidated Balance Sheet. The unamortized loan fees are being amortized over the life of the Credit Agreement.

As of December 31, 2022, the Company had no outstanding borrowings under the Credit Agreement leaving $400,000 available. The interest rate for the borrowings of the Credit Agreement at December 31, 2022 was 5.46%.

Note Purchase Agreements. The Company’s Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”),

with PGIM, Inc., (“Prudential”), an affiliate of Prudential Financial, Inc., and certain affiliates of Prudential, provides for the issuance of $20,000 of Series A Senior Secured Notes and the issuance of up to $105,000 of additional Senior Secured Notes (or any higher amount solely to the extent Prudential has provided written notice to the Company of its authorization of such a higher amount). On July 29, 2021, Prudential provided the Company notice pursuant to Section 1.2 of the Note Agreement that Prudential has authorized an increase in the amount of additional Senior Secured Notes that may be issued under the uncommitted shelf facility under the Note Agreement from $105,000 to $140,000, effective as of July 29, 2021. The deadline for issuing the notes under the shelf facility is August 23, 2023.

On August 23, 2017, the Company initially issued $20,000 of Series A Senior Secured Notes with a maturity date of August 23, 2027. The Series A Senior Secured Notes bear interest at a rate of 3.53 percent per year. On April 30, 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Senior Secured Notes bear interest at a rate of 3.80 percent per year. As of December 31, 2022, the Company has $15,200 of Series A Senior Secured Notes and $20,000 of additional Senior Secured Notes outstanding under the Note Purchase Agreement leaving $120,000 available of Senior Secured Notes.

The Company incurred no new loan fees related to the Note Purchase Agreement during 2022. The unamortized balance of total loan fees related to the Note Purchase Agreement was $90 at December 31, 2022 and is being amortized over the life of the Note Purchase Agreement. The Note Purchase Agreement is secured by substantially all assets, excluding real property. The Note Purchase Agreement includes certain requirements and covenants, which the Company was in compliance with at December 31, 2022.

Convertible Senior Notes. On November 16, 2021, the Company issued $201,250 in aggregate principal amount of 1.88% convertible senior notes due in 2041 (“2041 Notes”). The total aggregate principal amount includes $26,250 aggregate principal amount of 2041 Notes purchased by the initial purchasers in the offering pursuant to their exercise in full of their option to purchase additional notes under the purchase agreement for the offering. The 2041 Notes were issued pursuant to an indenture, dated as of November 16, 2021 ( the “Indenture”), by and among the Company, as issuer, Luxco, Inc., MGPI Processing, Inc., and MGPI of Indiana, LLC as subsidiary guarantors, and U.S. Bank National Association, as trustee. The 2041 Notes are senior, unsecured obligations of the Company and interest is payable semi-annually in arrears at a fixed interest rate of 1.88% on May 15 and November 15 of each year. The 2041 Notes mature on November 15, 2041 (“Maturity Date”) unless earlier repurchased, redeemed or converted, per the agreement. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2041 Notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at its election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2041 Notes being converted.

The Company incurred no new loan fees related to the 2041 Notes during 2022. The unamortized balance of total loan fees related to the 2041 Notes was $6,025 at December 31, 2022 and is being amortized over the life of the 2041 Notes.

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

Other long-term borrowings. As part of the Merger, the Company acquired additional long-term notes payable to certain counties in Kentucky and during the year ended December 31, 2022, the Company paid off the outstanding balances.

Debt Maturities. Aggregate amount of maturities for long-term debt as of December 31, 2022 are as follows:

2023	$5,600
2024	6,400
2025	6,400
2026	6,400
2027	5,600
Thereafter	206,050
Total	$236,450

NOTE 7: INCOME TAXES

Income tax expense is composed of the following:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$26,107	$19,746	$10,825
State	4,438	3,489	1,291
Foreign	(223)	294	—
	30,322	23,529	12,116
Deferred:
Federal	2,870	5,345	(302)
State	(1,821)	1,405	442
Foreign	(71)	—	—
	978	6,750	140
Total	$31,300	$30,279	$12,256

Income tax expense also included tax expense allocated to comprehensive income for 2022, 2021, and 2020 of $33, $19, and $229, respectively (see the Consolidated Statements of Comprehensive Income).

A reconciliation of income tax expense at the normal statutory federal rate to income tax expense included in the accompanying Consolidated Statements of Income is below:

	Year Ended December 31,
	2022	2021	2020
“Expected” provision at federal statutory rate	$29,442	$25,435	$11,046
State income taxes, net	6,446	5,713	2,408
Foreign income taxes	(223)	294	—
Change in valuation allowance	416	204	(422)
Share-based compensation	(34)	31	56
Federal and state tax credits	(3,506)	(1,363)	(1,035)
Other	(1,241)	(35)	203
Income tax expense	$31,300	$30,279	$12,256
Effective tax rate	22.3%	25.0%	23.3%

The tax effects of temporary differences giving rise to deferred income taxes shown on the Consolidated Balance Sheets are as follows:

	December 31,
	2022	2021
Deferred income tax assets:
Share-based compensation	$2,462	$1,973
State tax credit carryforwards	3,991	2,343
Operating loss carryforwards	3,040	2,416
Inventories	1,936	1,923
Operating lease liabilities	3,949	2,536
Deferred compensation	691	1,357
Other	3,002	3,362
Gross deferred income tax assets	19,071	15,910
Less: valuation allowance	(2,073)	(1,657)
Net deferred income tax assets	16,998	14,253
Deferred income tax liabilities:
Property, plant and equipment	(25,623)	(24,627)
Intangibles	(47,187)	(46,956)
Inventory	(2,812)	(4,307)
Operating lease right-of-use assets	(3,850)	(2,487)
Convertible Senior Note	(2,424)	(411)
Other	(2,214)	(1,566)
Gross deferred income tax liabilities	(84,110)	(80,354)
Net deferred income tax liability	$(67,112)	$(66,101)

A schedule of the change in valuation allowance is as follows:

Balance at December 31, 2020	$862
Increase	795
Balance at December 31, 2021	1,657
Increase	416
Balance at December 31, 2022	$2,073

As of December 31, 2022, the Company’s total valuation allowance of $2,073 related to net operating loss in states and foreign countries in which it is not “more likely than not” to create enough taxable income to fully utilize the carryforwards before expiration of the carryforward periods. As of December 31, 2021, the Company’s total valuation allowance of $1,657 related to net operating loss and tax credits carryforwards in states and foreign countries in which it is not “more likely than not” to create enough taxable income to fully utilize the carryforwards before expiration of the carryforward periods.

The Merger with Luxco during 2021 was largely structured as a non-taxable merger for U.S. income tax purposes. This merger required the Company to book an additional $57,034 in deferred tax liabilities to its opening balance sheet. In addition, at December 31, 2021, the Company had book tax differences resulting in a net deferred tax liability balance of $66,101. This increase in the Company’s deferred tax balances could make the Company more susceptible to the tax impact of tax rate changes and its effect on earnings and earnings per share in the future.

As of December 31, 2022 and 2021, the Company had $21,537 and $19,823 in gross state net operating loss carryforwards, respectively. Due to varying state carryforward periods, the state net operating loss carryforwards will primarily expire in varying years between calendar years 2022 and 2042. As of December 31, 2022 and 2021, the Company had gross state tax credit carryforwards of $5,052 and $2,966, respectively. State credits, if not used to offset income tax expense in their respective jurisdictions, will expire in varying years between 2022 and 2039.
The Company treats accrued interest and penalties related to tax liabilities, if any, as a component of income tax expense.  During 2022, 2021, and 2020, the Company’s activity in accrued interest and penalties was not significant.

The following is a reconciliation of the total amount of unrecognized tax benefits (excluding interest and penalties) for 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Beginning of year balance	$113	$112	$255
Additions based on prior year tax positions	75	—	2
Additions based on current year tax positions	2	31	20
Reduction for prior year tax positions	(34)	(30)	—
Reductions for settlements	—	—	(165)
End of year balance	$156	$113	$112

For each period presented, substantially all of the amount of unrecognized benefits (excluding interest and penalties) would impact the effective tax rate, if recognized. The Company reasonably expects that the amount of unrecognized tax benefit will not change significantly over the next 12 months.

The Company is not under any federal, state or foreign income tax audits. For federal tax purpose, all tax years after 2018 remain open to adjustment. Amounts paid for income tax in foreign jurisdictions are not material to the financial statements. In addition, the Company is subject to examination for its state tax returns for years 2018, and forward, with the exception of certain net operating losses and credit carryforwards originating in years prior to 2018 that remain subject to adjustment.

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

EPS. The computations of basic and diluted EPS:

	Year Ended December 31,
	2022	2021	2020
Operations:
Net income(a)	$108,872	$90,817	$40,345
Net loss attributable to noncontrolling interest	590	490	—
Income attributable to participating securities (unvested shares and units) (b)	(871)	(712)	(261)
Net income used in EPS calculation	$108,591	$90,595	$40,084

Share information:
Basic weighted average common shares(c)	22,002,990	20,719,663	16,937,125
Diluted weighted average common shares(d)	22,053,966	20,719,663	16,937,125

Basic EPS	$4.94	$4.37	$2.37
Diluted EPS	$4.92	$4.37	$2.37
(a)Net income attributable to all shareholders.
(b)Participating securities included 177,398, 163,024, and 110,665 unvested restricted stock units (“RSUs”) for the years ended December 31, 2022, 2021, and 2020, respectively.
(c)Under the two class method, basic weighted average common shares exclude outstanding unvested participating securities.
(d)The impacts of the Convertible Senior Notes were included in the diluted weighted average common shares if the inclusion was dilutive. The Convertible Senior Notes would only have a dilutive impact if the average market price per share during the quarter and year to date period exceeds the conversion price of $96.24 per share. There was no dilutive impact for the years ended December 31, 2021, and 2020.

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
Common Stock Share Activity.

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2020	437	16,915,862
Issuance of Common Stock	—	5,060,339
Repurchase of Common Stock	—	(11,887)
Balance, December 31, 2021	437	21,964,314
Issuance of Common Stock	—	38,760
Repurchase of Common Stock	—	(9,032)
Balance, December 31, 2022	437	21,994,042

Dividends and Dividend Equivalents.

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared	Paid	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2022
February 22	March 11	March 25	$0.12	$0.12	$2,638	$23	$2,661
May 5	May 20	June 3	0.12	0.12	2,638	23	2,661
August 4	August 19	September 2	0.12	0.12	2,639	23	2,662
November 3	November 18	December 2	0.12	0.12	2,639	23	2,662
			$0.48	$0.48	$10,554	$92	$10,646
2021
February 23	March 12	March 26	$0.12	$0.12	$2,033	$19	$2,052
May 3	May 21	June 4	0.12	0.12	2,635	20	2,655
August 2	August 20	September 3	0.12	0.12	2,635	20	2,655
November 1	November 19	December 3	0.12	0.12	2,635	20	2,655
			$0.48	$0.48	$9,938	$79	$10,017
2020
February 24	March 13	March 27	$0.12	$0.12	$2,047	$13	$2,060
April 28	May 22	June 5	0.12	0.12	2,027	14	2,041
July 28	August 21	September 4	0.12	0.12	2,029	14	2,043
October 27	November 20	December 4	0.12	0.12	2,030	14	2,044
			$0.48	$0.48	$8,133	$55	$8,188
(a) Dividend equivalent payments on unvested participating securities (see Note 11, Employee Benefit Plans).
(b) Includes estimated forfeitures.

NOTE 9: LEASES

The Company has operating leases for railcars, computer equipment, office spaces, a bottling facility, a distribution facility, fulfillment center, retail location, and certain equipment. The Company has no finance leases. Leases with terms of twelve months or less are not recorded on the Company’s Consolidated Balance Sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Lease components are accounted for separately from non-lease components, such as common-area maintenance, based on the relative, observable stand-alone prices of the components.

The Company’s leases have remaining lease terms of one year to six years, some of which may include options to extend the lease. Options to renew the Company’s leases were not considered when assessing the value of the right-of-use assets because the Company is not reasonably certain that it will assert the options to renew the leases. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The following table provides supplemental balance sheet classification information related to leases:

		December 31,
Leases	Balance Sheet Classification	2022	2021
Assets
Operating	Operating lease right-of-use-assets, net	$15,042	$9,671
Total leased assets		$15,042	$9,671

Liabilities
Current Operating	Accrued expenses	$3,807	$2,865
Noncurrent Operating	Long-term operating lease liabilities	11,622	6,997
Total operating lease liability		$15,429	$9,862

The following table presents the components of lease costs:

	Year Ended December 31,
	2022	2021
Operating lease costs	$4,278	$2,358
Short-term lease costs	415	1,043
Sublease income	—	(4)
Net lease costs(a)	$4,693	$3,397
(a) Recorded as a component of operating income on the Company’s Consolidated Statements of Income.

The following table presents supplemental cash flow and non-cash activity related to lease information:

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,082	$2,857

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$3,417	$7,312

The following table presents weighted average discount rate and remaining lease term:

	December 31,
	2022	2021
Weighted average discount rate
Operating leases	2.03%	2.26%

Weighted average remaining lease term
Operating leases	4.6 years	4.1 years

As of December 31, 2022, the maturities of operating lease liabilities were as follows:

2023	$4,066
2024	3,452
2025	3,073
2026	2,700
2027	1,601
Thereafter	1,201
Total lease payments	16,093
Less interest	(664)
Total operating lease liability	$15,429

NOTE 10: COMMITMENTS AND CONTINGENCIES

Commitments. We are in various stages of financing projects with industrial revenue bond transactions for our facilities located in Kentucky. The bonds allow a 15 or 40 year real property tax abatement on our renovated and newly-constructed warehouse buildings and distilleries in Kentucky. We have been approved for $55,500 of industrial revenue bonds with the City of Williamstown Kentucky, and have used approximately $21,000. Additionally, we have been approved for $175,000 of industrial revenue bonds with Nelson County Kentucky and have used approximately $48,000. The City of Williamstown and Nelson County issued the industrial revenue bonds to us. The Company recorded as property, plant, and equipment, net, on its Consolidated Balance Sheets under a capital lease. The lease payment on the facilities is sufficient to pay principal and interest on the bonds. Because the Company owns all of the outstanding bonds, has a legal right to set-off, and intends to set-off the corresponding lease and interest payment, the Company netted the capital lease obligation with the bond asset and, in turn, reflected no amount for the obligation or the corresponding asset on its Consolidated Balance Sheets at December 31, 2022 and 2021.

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

NOTE 11: EMPLOYEE BENEFIT PLANS

401(k) Plans.  The Company has established 401(k) plans covering all employees after certain eligibility requirements are met.  Amounts charged to operations for employer contributions related to the plans totaled $2,517, $1,826, and $1,733 for 2022, 2021, and 2020, respectively.

Post-Employment Benefits.  The Company sponsors life insurance coverage as well as medical benefits, including prescription drug coverage, to certain retired employees and their spouses.  In 2014, the Company made a change to the plan to terminate post-employment health care and life insurance benefits for retirees and employees except for a specified grandfathered group. As of December 31, 2022 and 2021, total current benefit obligation recorded in accrued expense on the Consolidated Balance Sheets was $190 and $232, respectively. As of December 31, 2022 and 2021, total noncurrent benefit obligation was $847 and $1,159, which was recorded in other noncurrent liabilities on the Consolidated Balance Sheets, respectively.

Share-Based Compensation Plans.  As of December 31, 2022, the Company was authorized to issue 40,000,000 shares of Common Stock and had a treasury share balance of 1,131,124 at December 31, 2022.

The Company currently has two active share-based compensation plans: the Employee Equity Incentive Plan of 2014 (the “2014 Plan”) and the Non-Employee Director Equity Incentive Plan (the “Directors’ Plan”). The plans were approved by shareholders at the Company’s annual meeting in May 2014. Detail of activities in both plans follows below.

The Company’s share-based compensation plans provide for the awarding of stock options, stock appreciation rights, and shares of restricted stock and RSUs for senior executives and salaried employees, as well as for outside directors.   Compensation expense related to restricted stock awards is based on the market price of the stock on the date the Board of Directors communicates the approved award and is amortized over the vesting period of the restricted stock award. The Consolidated Statements of Income for 2022, 2021, and 2020 reflect total share-based compensation costs and director fees for awarded grants of $3,487, $2,346, and $2,723, respectively, related to these plans.

For long-term incentive awards to be granted in the form of RSUs in 2023 based on 2022 results, the Human Resources and Compensation Committee (“HRCC”) determined that the grants would have performance conditions that would be based on the same performance metrics as the Short-Term Incentive Plan (the “STI Plan”). The performance metrics are operating income, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and EPS. Because management determined at the beginning of 2022 that the performance metrics would more likely than not be met, amortization of the estimated dollar pool of RSUs to be awarded based on 2022 results was started in the first quarter over an estimated 48 month period, including 12 months to the grant date and an additional 36 months to the vesting date. The Consolidated Statements of Income for 2022, 2021, and 2020 reflects share-based compensation costs for grants to be awarded of $2,018, $960, and $2,566, respectively.

2014 Plan. The 2014 Plan, with 1,500,000 shares registered for future grants, provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of RSUs, which is to be not less than three years unless vesting is accelerated due to the occurrence of certain events. As of December 31, 2022, 586,353 RSUs had been granted of the 1,500,000 shares approved for under the 2014 Plan.

Directors’ Plan. The Director’s Plan, with 300,000 shares registered for future grants, provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of equity.  As of December 31, 2022, 131,663 shares were granted of the 300,000 shares approved for grants under the Directors’ Plan and all 131,663 shares were vested.

RSUs.  Summary of unvested RSUs under the Company’s share-based compensation plans for 2022, 2021, and 2020:

	Year Ended December 31,
	2022		2021		2020
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Unvested balance at beginning of year	167,994	$61.07	118,855	$60.56	116,855	$65.73
Granted	69,492	78.08	95,113	65.66	38,700	31.93
Forfeited	(28,542)	61.11	(7,915)	62.77	(5,278)	63.17
Vested	(29,406)	76.59	(38,059)	70.60	(31,422)	44.06
Unvested balance at end of year	179,538	$65.11	167,994	$61.07	118,855	$60.56

During 2022, 2021, and 2020, the total grant date fair value of RSU awards vested was $2,252, $2,687, and $1,384, respectively. As of December 31, 2022 there was $3,098 of total estimated unrecognized compensation costs (net of estimated forfeitures) related to granted RSU awards.  These costs are expected to be recognized over a weighted average period of approximately 1.3 years.

Upon their vesting, the Company purchased restricted stock and RSUs from employees to cover associated withholding taxes. Total treasury stock purchases added 9,031 shares for $715 in 2022; 11,887 shares for $767 in 2021; and 10,437 shares for $358 in 2020.

Annual Cash Incentive Plan. Pursuant to the STI Plan, short-term incentive compensation is dependent on the achievement of certain performance metrics by the Company, established by the Board of Directors. Each performance metric is calculated in accordance with the rules approved by the HRCC, which may adjust the results to eliminate unusual items. For 2022, 2021, and 2020, the performance metrics were operating income, EBITDA, and EPS. Operating income for the performance metric was defined as reported GAAP operating income adjusted for certain discretionary items as determined by the Company’s management, if applicable (“adjusted operating income”). The HRCC determines the officers and employees eligible to participate under the STI Plan for the plan year as well as the target annual incentive compensation for each participant for each plan year. Additionally, certain employees within the Branded Spirits segment have an incentive plan that is based on performance metrics of number of depleted cases and gross margin. Amounts expensed under the STI Plan totaled $13,370, $11,155, and $9,732 for 2022, 2021, and 2020, respectively.

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

Plan investments are classified as Level 1 in the fair value hierarchy since the investments trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. The current portion of deferred compensation plan deferrals is comprised of estimated amounts to be paid within one year depending on timing of planned disbursements. At December 31, 2022 and 2021, the EDC Plan investments were $2,176 and $3,072, respectively, which were recorded in other assets on the Company’s Consolidated Balance Sheets. The EDC Plan current liabilities were $510 and $617 at December 31, 2022 and 2021, respectively, and were included in accrued expenses and other on the Company’s Consolidated Balance Sheets. The EDC Plan non-current liabilities were $2,191 and $2,981 as of December 31, 2022 and 2021, respectively, which were recorded in Other non-current liabilities on the Company’s Consolidated Balance Sheets.

NOTE 12: CONCENTRATIONS AND RELATED PARTIES

Significant customers.  For 2022, 2021, and 2020, the Company had no sales to an individual customer that accounted for more than 10 percent of consolidated sales.  During the years 2022, 2021, and 2020, the Company’s ten largest customers accounted for approximately 38 percent, 36 percent, and 37 percent of consolidated sales, respectively.

Significant suppliers. For 2022, the Company had purchases from two grain suppliers that approximated 23 percent of consolidated purchases. In addition, the Company’s ten largest suppliers, accounted for approximately 49 percent of consolidated purchases.

For 2021, the Company had purchases from two grain suppliers that approximated 14 percent of consolidated purchases. In addition, the Company’s ten largest suppliers accounted for approximately 43 percent of consolidated purchases.

For 2020, the Company had purchases from two grain suppliers that approximated 30 percent of consolidated purchases. In addition, the Company’s ten largest suppliers accounted for approximately 65 percent of consolidated purchases.

Related Parties. For the years ended December 31, 2022 and 2021, the Company purchased $37,274 and $23,463, respectively, of bulk beverage alcohol from LMX. The Company holds 50 percent interest in LMX, which is accounted for as equity method investments. See Note 1, Nature of Operations and Summary of Significant Accounting Policies.

For the year ended December 31, 2021, the Company purchased $2,718 of finished goods from Meier’s Wine Cellars, Inc. (“Meier’s”) and sold $2,411 of bulk beverage alcohol to Meier’s. The Lux Family Group owns approximately 22.8 percent of the outstanding shares of MGP at December 31, 2021. One member of the Lux Family Group has a relative that was the president of Meier’s and majority owner of Meier’s. The members of the Lux Family Group did not have any involvement in the negotiation of transactions for either party. In January 2022, Meier’s was sold to Vintage Estates and is no longer considered a related party to the Company.

NOTE 13: OPERATING SEGMENTS

At December 31, 2022, the Company had three segments: Distilling Solutions, Branded Spirits and Ingredient Solutions. The Distilling Solutions segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry) and fuel grade alcohol. The Distilling Solutions segment also includes warehouse services, including barrel put away, barrel storage, and barrel retrieval services. The Branded Spirits segment consists of a portfolio of high quality branded spirits which are produced through the distilleries and bottling facilities. Ingredient Solutions segment consists of specialty starches and proteins and commodity starches and proteins.

Operating profit for each segment is based on sales less identifiable operating expenses.  Non-direct SG&A, interest expense, and other general miscellaneous expenses are excluded from segment operations and are classified as Corporate.  Receivables, inventories, and equipment have been identified with the segments to which they relate.  All other assets are considered as Corporate.

	Year Ended December 31,
	2022	2021	2020
Sales to customers:
Distilling Solutions	$428,478	$352,504	$313,309
Branded Spirits	237,939	183,566	4,149
Ingredient Solutions	115,941	90,650	78,063
Total(a)	$782,358	$626,720	$395,521

Gross profit:
Distilling Solutions	$126,282	$114,106	$75,773
Branded Spirits	95,521	62,644	2,187
Ingredient Solutions	31,503	22,215	20,846
Total	$253,306	$198,965	$98,806

Depreciation and amortization:
Distilling Solutions	$11,641	$10,766	$9,816
Branded Spirits	5,909	5,138	100
Ingredient Solutions	2,473	2,069	1,871
Corporate	1,432	1,119	1,174
Total	$21,455	$19,092	$12,961

Income (loss) before income taxes:
Distilling Solutions	$121,651	$110,317	$73,533
Branded Spirits	33,333	20,742	(2,510)
Ingredient Solutions	27,532	19,194	18,024
Corporate	(42,344)	(29,157)	(36,446)
Total	$140,172	$121,096	$52,601

(a)Sales revenue from foreign sources totaled $56,719, $42,593, and $23,905 for the years ended December 31, 2022, 2021, and 2020, respectively, and is largely derived from the United Kingdom, Japan, Thailand, Canada, and Mexico.  The balance of total sales revenue is from domestic sources.

	December 31,
	2022	2021
Identifiable Assets
Distilling Solutions	$350,068	$314,816
Branded Spirits	698,985	658,826
Ingredient Solutions	63,943	43,009
Corporate	45,215	24,816
Total(a)	$1,158,211	$1,041,467

(a)As of December 31, 2022, the Company had $14,209 of assets located in Northern Ireland, $3,042 of which were long-lived assets. As of December 31, 2021, the Company had $12,758 of assets located in Northern Ireland, $2,930 of which were long-lived assets.

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2022	2021	2020
Non-cash investing and financing activities:
Purchase of property, plant, and equipment in accounts payable	$9,768	$7,232	$3,375
Additional cash payment information:
Interest paid	5,952	3,457	2,212
Income taxes paid	29,052	29,766	10,566

See Note 9, Leases for operating lease supplemental cash flow information.

NOTE 15: QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary of selected quarterly financial data for years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Sales	$190,995	$201,146	$194,982	$195,235
Cost of sales	127,782	142,098	135,758	123,414
Gross profit	63,213	59,048	59,224	71,821
Advertising and promotion expenses	10,866	7,279	6,065	5,504
SG&A expenses	22,632	17,905	17,853	16,237
Operating income	29,715	33,864	35,306	50,080
Interest expense, net	(960)	(1,350)	(1,543)	(1,598)
Other income (loss), net	(981)	(1,353)	(1,062)	54
Income before income taxes	27,774	31,161	32,701	48,536
Income tax expense	5,263	7,533	7,339	11,165
Net income	$22,511	$23,628	$25,362	$37,371

Basic EPS data(a)	$1.02	$1.07	$1.15	$1.69

Diluted EPS data(a)	$1.01	$1.06	$1.15	$1.69

	Year Ended December 31, 2021
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Sales	$166,847	$176,611	$174,939	$108,323
Cost of sales	114,094	119,525	118,112	76,024
Gross profit	52,753	57,086	56,827	32,299
Advertising and promotion expenses	6,210	5,664	3,371	853
SG&A expenses	17,552	18,538	25,793	10,946
Insurance recoveries	(16,325)	—	—	—
Operating income	45,316	32,884	27,663	20,500
Interest expense, net	(1,329)	(1,116)	(1,104)	(488)
Other income (loss), net	(751)	(421)	(88)	30
Income before income taxes	43,236	31,347	26,471	20,042
Income tax expense	11,578	7,674	6,412	4,615
Net income	$31,658	$23,673	$20,059	$15,427

Basic and diluted EPS data(a)	$1.44	$1.08	$0.91	$0.90
(a)Quarterly EPS amounts may not add to amounts for the year because quarterly and annual EPS calculations are performed separately.

NOTE 16: SUBSEQUENT EVENTS

Dividend Declaration

On February 23, 2023, the Board of Directors declared a quarterly dividend payable to stockholders of record as of March 10, 2023, of our Common Stock and a dividend equivalent payable to holders of certain RSUs as of March 10, 2023, of $0.12 per share and per unit.  The dividend payment and dividend equivalent payment will occur on March 24, 2023.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the fiscal year, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

REPORT ON INTERNAL CONTROLS

Management’s Report on Internal Control Over Financial Reporting and our independent registered public accounting firm’s attestation report on our internal control over financial reporting can be found under Item 8. Financial Statements and Supplementary Data.

CHANGES IN INTERNAL CONTROLS

There have been no changes in the Company’s internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during 2022 that have materially affected, or are reasonably likely to materially affect MGP Ingredients, Inc.’s internal control over financial reporting.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the information under Principal Stockholders of the Proxy Statement.

The following is a summary of securities authorized for issuance under equity compensation plans as of December 31, 2022:

	(1) Number of shares to be issued upon exercise of outstanding options, warrants, and rights	(2) Weighted average of exercise price of outstanding options, warrants, and rights	(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	179,538	$65.11	1,081,984
Equity compensation plans not approved by security holders	—	—	—
Total	179,538	$65.11	1,081,984

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following financial statements are filed as part of this report:

•Management’s Report on Internal Control over Financial Reporting.
•Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Internal Control over Financial Reporting (Audit Firm: KPMG LLP, Kansas City, Missouri Audit Firm ID 185).
•Consolidated Statements of Income – Years Ended December 31, 2022, 2021, and 2020.
•Consolidated Statements of Comprehensive Income – Years Ended December 31, 2022, 2021, and 2020.
•Consolidated Balance Sheets - December 31, 2022 and 2021.
•Consolidated Statements of Cash Flows – Years Ended December 31, 2022, 2021, and 2020.
•Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2022, 2021, and 2020.
•Notes to Consolidated Financial Statements - Years Ended December 31, 2022, 2021, and 2020.

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
3.1.2
Certificate of Amendment to Articles of Incorporation of MGP Ingredients, Inc., dated May 22, 2014 (Incorporated by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A filed April 21, 2014 (File number 000-17196))

3.2
Amended and Restated Bylaws of MGP Ingredients, Inc. dated February 22, 2017 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed February 28, 2017 (File number 000-17196))

4.1
Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated February 14, 2020 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 18, 2020 (File number 000-17196))

4.2
Amendment No. 1 to Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated January 25, 2021 (Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed February 25, 2021 (File number 000-17196))

4.3
Amendment No. 2 to Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated May 14, 2021 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 20, 2021 (File number 000-17196))

4.4
Amendment No. 3 to Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated August 31, 2022 (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed November 3, 2022 (File number 000-17196))

4.5
Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc., PGIM, Inc., and certain purchasers affiliated with PGIM, Inc., dated August 23, 2017 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on August 24, 2017 (File number 000-17196))

4.6
Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc., PGIM, Inc., and certain purchasers affiliated with PGIM, Inc., dated February 14, 2020 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed February 18, 2020 (File number 000-17196))

4.7
Second Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc. and certain noteholders affiliated with PGIM, Inc., dated September 30, 2020 (Incorporated by reference to Exhibit 10.1 of the Company’s Current report on Form 8-K filed October 2, 2020 (File number 000-17196))

4.8
Third Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc. and certain noteholders affiliated with PGIM, Inc., dated January 25, 2021 ((Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K filed February 25, 2021 (File number 000-17196))

4.9
Fourth Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc. and certain noteholders affiliated with PGIM, Inc., dated May 14, 2021 ((Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 20, 2021 (File number 000-17196))

4.10
Notice of Shelf Notes Upsize Authorization dated July 29, 2021 between PGIM, Inc. and MGP Ingredients, Inc. ((Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed August 4, 2021 (File number 000-17196))

4.11
Indenture, dated November 16, 2021, among MGP Ingredients, Inc., the subsidiary guarantors and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed November 16, 2021 (File number 000-17196))

4.12	Form of 1.875% Convertible Senior Note due 2041 (included as Exhibit A to Exhibit 4.10 above).
4.13**	Description of Registrant's Securities
10.1*
The MGP Ingredients, Inc. Amended and Restated Short-Term Incentive Plan for years beginning January 1, 2022 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 3, 2022 (File number 000-17196))

10.2*
MGP Ingredients, Inc. 2014 Non-Employee Director Equity Incentive Plan (Incorporated by reference to Exhibit C of the Company's Proxy Statement on Schedule 14A filed April 21, 2014 (File number 000-17196))

10.3*
MGP Ingredients, Inc. 2014 Equity Incentive Plan (as amended and restated) (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 20, 2016 (File number 000-17196))

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

10.12*	Amended and Restated Executive Severance Plan dated May 25, 2022 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 4, 2022 (File number 000-17196))
10.13*
Form of Agreement as to Award of Restricted Stock Units Granted Under the 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed May 5, 2021 (File number 000-17196))

10.14*
Form of Agreement as to Award of Restricted Stock Units Granted Under the 2014 Equity Incentive Plan (cliff vesting)(Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 20, 2022 (File number 000-17196))

10.15*
Form of Agreement as to Award of Restricted Stock Units Granted Under the 2014 Equity Incentive Plan (3-year pro rata vesting)(Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 20, 2022 (File number 000-17196))

10.16*	Form of Amendment to Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 20, 2022 (File number 000-17196))
10.17*
Letter agreement relating to additional severance benefits, dated June 27, 2022, between the Company and David Bratcher (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 30, 2022 (File number 000-17196))

10.18*
Letter agreement, dated August 5, 2022, between the Company and David Dykstra (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 3, 2022 (File number 000-17196))

21**	Subsidiaries of the Company
23.1**	Consent of KPMG, LLP, Independent Registered Public Accounting Firm
24	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (Incorporated by reference to the signature pages of this report)
31.1**	CEO Certification pursuant to Rule 13a-14(a)
31.2**	CFO Certification pursuant to Rule 13a-14(a)
32.1**	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
32.2**	CFO Certification furnished pursuant to Rule 13a-14(b)
101	The following financial information from MGP Ingredients, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, and (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows (and in the case of (ii), (iii), (iv) and (v)) for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, and (vi) the Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File - formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101
* Management contract or compensatory plan or arrangement
** Filed herewith

ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Atchison, State of Kansas, on this 23rd day of February, 2023.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 23, 2023.

Name	Title	Date
/s/ David J. Colo
David J. Colo	President and Chief Executive Officer (Principal Executive Officer) and Director	February 23, 2023

/s/ Brandon M. Gall
Brandon M. Gall	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2023

/s/ Neha J. Clark
Neha J. Clark	Director	February 23, 2023

/s/ Thomas A. Gerke
Thomas A. Gerke	Director	February 23, 2023

/s/ Donn Lux
Donn Lux	Director	February 23, 2023

/s/ Preet H. Michelson
Preet H. Michelson	Director	February 23, 2023

/s/ Lori L.S. Mingus
Lori L.S. Mingus	Director	February 23, 2023

/s/ Kevin S. Rauckman
Kevin S. Rauckman	Director	February 23, 2023

/s/ Karen Seaberg
Karen Seaberg	Director	February 23, 2023

/s/ Todd B. Siwak
Todd B. Siwak	Director	February 23, 2023