Form 10-Q
period 2023-03-31
MGP INGREDIENTS INC
filed 2023-05-04
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an “emerging growth company.”  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
22,009,834 shares of Common Stock, no par value, as of April 28, 2023

METHOD OF PRESENTATION

Throughout this Report, when we refer to “the Company,” “MGP,” “we,” “us,” “our,” and words of similar import, we are referring to the combined business of MGP Ingredients, Inc. and its consolidated subsidiaries, except to the extent that the context otherwise indicates. In this Report, for any references to Note 1 through Note 10, refer to the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.

All amounts in this Report, except for share, par values, bushels, gallons, pounds, mmbtu, proof gallons, 9-liter cases, per share, per bushel, per gallon, per proof gallon, per 9-liter case and percentage amounts, are shown in thousands unless otherwise noted.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Quarter Ended March 31,
	2023	2022
Sales	$201,010	$195,235
Cost of sales	131,186	123,414
Gross profit	69,824	71,821
Advertising and promotion expenses	7,733	5,504
Selling, general, and administrative expenses	20,532	16,237
Operating income	41,559	50,080
Interest expense, net	(995)	(1,598)
Other income (expense), net	123	54
Income before income taxes	40,687	48,536
Income tax expense	9,655	11,165
Net income	31,032	37,371
Net loss attributable to noncontrolling interest	39	66
Net income attributable to MGP Ingredients, Inc.	31,071	37,437
Income attributable to participating securities	(311)	(318)
Net income used in earnings per common share calculation	$30,760	$37,119

Weighted average common shares
Basic	22,040,224	21,989,100
Diluted	22,072,271	21,989,100

Earnings per common share
Basic	$1.40	$1.69
Diluted	$1.39	$1.69

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarter Ended March 31,
	2023	2022
Net income attributable to MGP Ingredients, Inc.	$31,071	$37,437
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency translation adjustment	175	(219)
Change in Company-sponsored post-employment benefit plan	(107)	(13)
Other comprehensive income (loss)	68	(232)

Comprehensive income attributable to MGP Ingredients, Inc.	31,139	37,205

Comprehensive loss attributable to noncontrolling interest	(39)	(66)
Comprehensive income	$31,100	$37,139

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

	March 31, 2023	December 31, 2022
Current Assets
Cash and cash equivalents	$31,728	$47,889
Receivables (less allowance for credit loss, $1,475 at both March 31, 2023, and December 31, 2022)	128,611	109,267
Inventory	308,558	289,722
Prepaid expenses	6,542	2,957
Refundable income taxes	—	4,327
Total current assets	475,439	454,162
Property, plant, and equipment	461,069	450,800
Less accumulated depreciation and amortization	(220,100)	(215,168)
Property, plant, and equipment, net	240,969	235,632
Operating lease right-of-use assets, net	14,698	15,042
Investment in joint ventures	5,274	5,534
Intangible assets, net	216,250	216,768
Goodwill	226,294	226,294
Other assets	5,262	4,779
Total assets	$1,184,186	$1,158,211
Current Liabilities
Current maturities of long-term debt	$6,400	$5,600
Accounts payable	66,755	66,432
Federal and state excise taxes payable	7,388	4,627
Income taxes payable	4,716	—
Accrued expenses and other	17,056	28,716
Total current liabilities	102,315	105,375
Long-term debt, less current maturities	27,914	29,510
Convertible senior notes	195,305	195,225
Long-term operating lease liabilities	11,252	11,622
Other noncurrent liabilities	3,768	3,723
Deferred income taxes	67,685	67,112
Total liabilities	408,239	412,567
Commitments and Contingencies (Note 7)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 23,125,166 shares at March 31, 2023 and December 31, 2022; and 22,008,929 and 21,994,042 shares outstanding at March 31, 2023 and December 31, 2022, respectively	6,715	6,715
Additional paid-in capital	320,997	318,839
Retained earnings	471,471	443,061
Accumulated other comprehensive income (loss)	(236)	(304)
Treasury stock, at cost, 1,116,237 and 1,131,124 shares at March 31, 2023 and December 31, 2022, respectively	(21,885)	(21,591)
Total MGP Ingredients, Inc. stockholders’ equity	777,066	746,724
Noncontrolling interest	(1,119)	(1,080)
Total equity	775,947	745,644
Total liabilities and equity	$1,184,186	$1,158,211
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Quarter to Date Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$31,032	$37,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,171	5,621
Share-based compensation	1,215	1,373
Equity method investment loss (income)	260	(394)
Deferred income taxes, including change in valuation allowance	573	347
Other, net	99	24
Changes in operating assets and liabilities:
Receivables, net	(19,227)	(9,601)
Inventory	(18,707)	(13,696)
Prepaid expenses	(3,578)	657
Income taxes payable (refundable)	9,043	5,437
Accounts payable	6,498	4,638
Accrued expenses and other	(10,208)	(8,896)
Federal and state excise taxes payable	2,761	(515)
Other, net	89	(136)
Net cash provided by operating activities	5,021	22,230

Cash Flows from Investing Activities
Additions to property, plant, and equipment	(16,237)	(10,642)
Contributions to equity method investment	—	(1,028)
Other, net	(708)	(363)
Net cash used in investing activities	(16,945)	(12,033)

Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(2,669)	(2,661)
Purchase of treasury stock	(801)	(714)
Principal payments on long-term debt	(800)	(807)
Net cash used in financing activities	(4,270)	(4,182)

Effect of exchange rate changes on cash and cash equivalents	33	(288)
Increase (decrease) in cash and cash equivalents	(16,161)	5,727
Cash and cash equivalents, beginning of period	47,889	21,568
Cash and cash equivalents, end of period	$31,728	$27,295
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Quarter to Date Ended March 31, 2023 and 2022
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2022	$4	$6,715	$318,839	$443,061	$(304)	$(21,591)	$(1,080)	$745,644
Comprehensive income:
Net income (loss)	—	—	—	31,071	—	—	(39)	31,032
Other comprehensive income	—	—	—	—	68	—	—	68
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,661)	—	—	—	(2,661)
Share-based compensation	—	—	2,665	—	—	—	—	2,665
Stock shares awarded, forfeited or vested	—	—	(507)	—	—	507	—	—
Stock shares repurchased	—	—	—	—	—	(801)	—	(801)
Balance, March 31, 2023	$4	$6,715	$320,997	$471,471	$(236)	$(21,885)	$(1,119)	$775,947

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2021	$4	$6,715	$315,802	$344,237	$354	$(22,357)	$(490)	$644,265
Comprehensive income:
Net income (loss)	—	—	—	37,437	—	—	(66)	37,371
Other comprehensive loss	—	—	—	—	(232)	—	—	(232)
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,661)	—	—	—	(2,661)
Share-based compensation	—	—	1,373	—	—	—	—	1,373
Stock shares awarded, forfeited or vested	—	—	(604)	—	—	604	—	—
Stock shares repurchased	—	—	—	—	—	(711)	—	(711)
Balance, March 31, 2022	$4	$6,715	$316,571	$379,013	$122	$(22,464)	$(556)	$679,405

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

Note 1.  Accounting Policies and Basis of Presentation

The Company. MGP Ingredients, Inc. (“the Company,” or “MGP”) is a Kansas corporation headquartered in Atchison, Kansas and is a leading producer and supplier of premium distilled spirits, branded spirits and food ingredients. Distilled spirits include premium bourbon, rye, and other whiskeys and grain neutral spirits (“GNS”), including vodka and gin. The Company’s distilled spirits are either sold directly or indirectly to manufacturers of other branded spirits. MGP is also a producer of high quality industrial alcohol for use in both food and non-food applications. The Company has a portfolio of its own high quality branded spirits which are produced through its distilleries and bottling facilities and sold to distributors. The Company’s branded spirits products account for a range of price points from value products through ultra premium brands, with a focus on high-end American whiskey, tequila and gin. The Company’s protein and starch food ingredients provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. The ingredients products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries.

The Company reports three operating segments: Distilling Solutions, Branded Spirits and Ingredient Solutions. Certain amounts in the 2022 consolidated financial statements have been reclassified to conform to the 2023 presentation.

Basis of Presentation and Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2023, should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”).  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventory.  Inventory includes finished goods, raw materials in the form of agricultural commodities used in the production process as well as bottles, caps, and labels used in the bottling process, and certain maintenance and repair items.  Bourbons, ryes, and other whiskeys included in inventory are normally aged in barrels for several years, following industry practice. All barreled bourbon, rye, and other whiskeys are classified as a current asset. The Company includes warehousing, insurance, and other carrying charges applicable to barreled whiskey in inventory costs.

Inventories are stated at the lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	March 31, 2023	December 31, 2022
Finished goods	$50,730	$47,073
Barreled distillate (bourbons and other whiskeys)	210,615	199,040
Raw materials	33,524	29,931
Work in process	1,351	1,645
Maintenance materials	10,004	9,931
Other	2,334	2,102
Total	$308,558	$289,722

Revenue Recognition. Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for the performance obligations. The term between invoicing and when payment is due is not significant and the period between when the entity transfers the promised good or service to the customer and when the customer pays for that good or service is one year or less.

Revenue is recognized for the sale of products at the point in time finished products are delivered to the customer in accordance with shipping terms. This is a faithful depiction of the satisfaction of the performance obligation because, at the point control passes to the customer, the customer has legal title and the risk and rewards of ownership have transferred, and the customer has a present obligation to pay.

The Distilling Solutions segment routinely enters into bill and hold arrangements, whereby the Company produces and sells aged and unaged distillate to customers, and the product is barreled at the customer’s request and warehoused at a Company location for an extended period of time in accordance with directions received from the Company’s customers. Even though the aged and unaged distillate remains in the Company’s possession, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in bill and hold transactions when: the customer acceptance specifications have been met, legal title has transferred, the customer has a present obligation to pay for the product, and the risk and rewards of ownership have transferred to the customer. Additionally, all of the following bill and hold criteria have to be met in order for control to be transferred to the customer: the reason for the bill and hold arrangement is substantive, the customer has requested the product be warehoused, the product has been identified as separately belonging to the customer, the product is currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or direct it to another customer.

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

Excise Tax. The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (the “TTB”) regulations, which include making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its federal and state excise tax expense based upon units shipped and on its understanding of the applicable excise tax laws. Excise taxes that are both imposed on and concurrent with a specific revenue-producing transaction, and that are collected by the Company from a customer, are excluded from revenue and expense.

Income Taxes. The Company accounts for income taxes using an asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is recognized if it is more likely than not that at least some portion of the deferred tax asset will not be realized.

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

Translation of Foreign Currencies. Assets and liabilities of Niche Drinks Co., Ltd. (“Niche”), a wholly owned subsidiary of the Company whose functional currency is the British pound sterling, are translated to U.S. dollars using the exchange rate in effect at the condensed consolidated balance sheet date. Results of operations are translated using average rates during the period. Adjustments resulting from the translation process are included as a component of accumulated other comprehensive income. The Company maintains a U.S. bank account denominated in British pound sterling, which is adjusted for the market exchange rate at the reporting period-end. Any impact of the adjustment for the exchange rate applied to the financial asset is reported in other income (expense), net on the Condensed Consolidated Statements of Income.

Goodwill and Other Intangible Assets. The Company records goodwill and other indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and other indefinite-lived intangible assets to its respective reporting units. The Company evaluates goodwill for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. To the extent that the carrying value exceeds fair value, an impairment of goodwill is recognized. Judgment is required in the determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. The Company separately evaluates indefinite-lived intangible assets for impairment. As of March 31, 2023, the Company determined that goodwill and indefinite-lived intangible assets were not impaired.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. Excluding the impact of the conversion feature of the Convertible Senior Notes, the fair value of the Company’s debt was $141,877 and $150,249 at March 31, 2023 and December 31, 2022, respectively. The financial statement carrying value of total debt (net of unamortized loan fees) was $229,619 and $230,335 at March 31, 2023 and December 31, 2022, respectively.  These fair values are considered Level 2 under the fair value hierarchy. Fair value disclosure for deferred compensation plan investments is included in Note 8, Employee and Non-Employee Benefit Plans.

Equity Method Investments. The Company holds 50 percent interests in DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S.de R.L. de C.V. (“Agricola”) (combined “LMX”), which are accounted for as equity method investments and are considered affiliates of the Company. The investment in LMX, which is recorded in investment in joint ventures on the Condensed Consolidated Balance Sheets, was $5,274 and $5,534 at March 31, 2023 and December 31, 2022, respectively.

During the quarter ended March 31, 2023 and 2022, the Company recorded a loss of $260 and a gain of $394 from our equity method investments, respectively, which is recorded in other income (expense), net on the Condensed Consolidated Statements of Income. During the quarter ended March 31, 2023 and 2022, the Company purchased $8,417 and $8,391, respectively, of finished goods from LMX and bulk beverage alcohol from the other 50 percent owner of DGL.

Recently Adopted Accounting Standard Updates. The Company did not adopt any new Accounting Standard Updates during the quarter ended March 31, 2023.

Note 2.  Revenue

The Company generates revenue from the Distilling Solutions segment by the sale of products and by providing warehouse services related to the storage and aging of customer products. The Company generates revenue from the Branded Spirits segment by the sale of products and by providing contract bottling services. The Company generates revenue from the Ingredient Solutions segment by the sale of products. Revenue related to sales of products is recognized at a point in time whereas revenue generated from warehouse services and contract bottling services is recognized over time. Contracts with customers include a single performance obligation (either the sale of products, the provision of warehouse services or contract bottling services).

Disaggregation of Sales. The following table presents the Company’s sales by segment and major products and services:

	Quarter Ended March 31,
	2023	2022
Distilling Solutions
Brown goods	$68,324	$62,145
White goods	15,954	20,086
Premium beverage alcohol	84,278	82,231
Industrial alcohol	10,439	11,495
Food grade alcohol	94,717	93,726
Fuel grade alcohol	2,556	3,282
Distillers feed and related co-products	9,092	8,917
Warehouse services	6,858	5,584
Total Distilling Solutions	113,223	111,509

Branded Spirits
Ultra premium	9,115	12,597
Super premium	2,847	2,946
Premium	6,784	6,140
Premium plus	18,746	21,683
Mid	20,835	19,273
Value	13,421	11,299
Other	3,881	3,496
Total Branded Spirits	56,883	55,751

Ingredient Solutions
Specialty wheat starches	14,686	15,203
Specialty wheat proteins	11,890	9,419
Commodity wheat starches	3,807	3,353
Commodity wheat proteins	521	—
Total Ingredient Solutions	30,904	27,975

Total sales	$201,010	$195,235

Note 3. Goodwill and Intangible Assets

Definite-Lived Intangible Assets. The Company acquired definite-lived intangible assets in connection with various acquisitions of businesses. The distributor relationships have a carrying value of $37,260, net of accumulated amortization of $4,140. The distributor relationships have a useful life of 20 years. The amortization expense was $518 for both quarters ended March 31, 2023 and 2022.

As of March 31, 2023, the expected future amortization expense related to definite-lived intangible assets are as follows:

Remainder of 2023	$1,553
2024	2,070
2025	2,070
2026	2,070
2027	2,070
Thereafter	27,427
Total	$37,260

Goodwill and Indefinite-Lived Intangible Assets. The Company records goodwill and indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and indefinite-lived intangible assets to its respective reporting units. The carrying amount of goodwill, which relates to the Branded Spirits segment, was $226,294 at both March 31, 2023 and December 31, 2022. The carrying amount of indefinite-lived intangible assets, which relates to the Branded Spirits segment, was $178,990 at both March 31, 2023 and December 31, 2022.

Note 4.  Corporate Borrowings

The following table presents the Company’s outstanding indebtedness:

Description(a)	March 31, 2023	December 31, 2022
Credit Agreement - Revolver, 5.90% (variable rate) due 2026	$—	$—
Convertible Senior Notes, 1.88% (fixed rate) due 2041	201,250	201,250
Note Purchase Agreement
Series A Senior Secured Notes, 3.53% (fixed rate) due 2027	14,400	15,200
Senior Secured Notes, 3.80% (fixed rate) due 2029	20,000	20,000
Total indebtedness outstanding	235,650	236,450
Less unamortized loan fees(b)	(6,031)	(6,115)
Total indebtedness outstanding, net	229,619	230,335
Less current maturities of long-term debt	(6,400)	(5,600)
Long-term debt	$223,219	$224,735
(a) Interest rates are as of March 31, 2023.
(b) Loan fees are being amortized over the life of the debt instruments.

Credit Agreement. On February 14, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with multiple participants led by Wells Fargo Bank, National Association (“Wells Fargo Bank”) that matures on March 14, 2026. The Credit Agreement provided for a $300,000 revolving credit facility. On May 14, 2021, the Credit Agreement was amended to increase the principal amount to $400,000 and to increase the amount of the revolving credit facility by up to an additional $100,000. On August 31, 2022, the Credit Agreement was amended to change the interest rate benchmark from LIBOR to SOFR. The Credit Agreement includes certain requirements and covenants with which the Company was in compliance at March 31, 2023. As of March 31, 2023, the Company had no outstanding borrowings under the Credit Agreement, leaving $400,000 available.

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

Note Purchase Agreements. The Company’s Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”), with PGIM, Inc., (“Prudential”), an affiliate of Prudential Financial, Inc., and certain affiliates of Prudential, provides for the issuance of $20,000 of Series A Senior Secured Notes and the issuance of up to $105,000 of additional Senior Secured Notes (or any higher amount solely to the extent Prudential has provided written notice to the Company of its authorization of such a higher amount). On July 29, 2021, Prudential provided the Company notice pursuant to Section 1.2 of the Note Purchase Agreement that Prudential has authorized an increase in the amount of additional Senior Secured Notes that may be issued under the uncommitted shelf facility under the Note Purchase Agreement from $105,000 to $140,000, effective as of July 29, 2021. The deadline for issuing the notes under the shelf facility is August 23, 2023.

During 2017, the Company issued $20,000 of Series A Senior Secured Notes with a maturity date of August 23, 2027. During 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Note Purchase Agreement includes certain requirements and covenants with which the Company was in compliance at March 31, 2023. As of March 31, 2023, the Company had $14,400 of Series A Senior Secured Notes and $20,000 of additional Senior Secured Notes outstanding under the Note Purchase Agreement, leaving $120,000 available of Senior Secured Notes.

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
Income tax expense for the quarter ended March 31, 2023, was $9,655 for an effective tax rate of 23.7 percent. The effective tax rate for the quarter ended March 31, 2023 differed from the 21 percent federal statutory rate on pretax income primarily due to state and foreign income taxes, partially offset by state and federal tax credits, the deduction applicable to export activity, and the discrete impact of certain items related to equity compensation.

Income tax expense for the quarter ended March 31, 2022, was $11,165 for an effective tax rate of 23.0 percent. The effective tax rate for the quarter ended March 31, 2022 differed from the 21 percent federal statutory rate on pretax income primarily due to state income taxes, income taxes on foreign subsidiaries, partially offset by state and federal tax credits, and the deduction applicable to export activity.

Note 6.  Equity and EPS

The computations of basic and diluted EPS:

	Quarter Ended March 31,
	2023	2022
Operations:
Net income(a)	$31,032	$37,371
Net loss attributable to noncontrolling interest	39	66
Income attributable to participating securities (unvested shares and units)(b)	(311)	(318)
Net income used in EPS calculation	$30,760	$37,119

Share information:
Basic weighted average common shares(c)	22,040,224	21,989,100
Diluted weighted average common shares(d)	22,072,271	21,989,100

Basic EPS	$1.40	$1.69
Diluted EPS	$1.39	$1.69
(a)Net income attributable to all shareholders.
(b)Participating securities included 227,810 and 189,297 unvested restricted stock units (“RSUs”) at March 31, 2023 and 2022, respectively.
(c)Under the two-class method, basic weighted average common shares exclude unvested participating securities.
(d)The impacts of the Convertible Senior Notes were included in the diluted weighted average common shares if the inclusion was dilutive. The Convertible Senior Notes would only have a dilutive impact if the average market price per share during the quarter and year to date period exceeds the conversion price of $96.24 per share. There was no dilutive impact for the quarter ended March 31, 2022.

Common Stock Share Activity. The following table presents the Company’s share activity:

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2022	437	21,994,042
Issuance of Common Stock	—	23,324
Repurchase of Common Stock (a)	—	(8,437)
Balance, March 31, 2023	437	22,008,929

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2021	437	21,964,314
Issuance of Common Stock	—	29,807
Repurchase of Common Stock (a)	—	(9,021)
Balance, March 31, 2022	437	21,985,100
(a)The Common Stock repurchases were for tax withholding on equity based compensation.

Note 7.  Commitments and Contingencies

There are various legal and regulatory proceedings involving the Company and its subsidiaries.  The Company accrues estimated costs for a contingency when management believes that a loss is probable and can be reasonably estimated.

Note 8.  Employee and Non-Employee Benefit Plans

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

As of March 31, 2023, 658,081 RSUs had been granted of the 1,500,000 shares approved under the 2014 Plan, and 132,395 shares had been granted of the 300,000 shares approved under the Directors’ Plan. As of March 31, 2023, there were 227,810 unvested RSUs under the Company’s long-term incentive plans, all of which were participating securities (See Note 6).

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan (“EDC Plan”) effective as of June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company’s obligations under this plan will change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the plan. Realized and unrealized gains (losses) on deferred compensation plan investments were included as a component of other income (expense), net on the Company’s Condensed Consolidated Statements of Income. For the quarter ended March 31, 2023, the Company had a gain on deferred compensation plan investments of $179, and for the quarter ended March 31, 2022, the Company had a loss on deferred compensation plan investments of $339.

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

At March 31, 2023 and December 31, 2022, the EDC Plan investments were $2,751 and $2,176, respectively, which were recorded in other assets on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan current liabilities were $470 and $510 at March 31, 2023 and December 31, 2022, respectively, which were included in accrued expenses and other on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan non-current liabilities were $2,445 and $2,191 at March 31, 2023 and December 31, 2022, respectively, and were included in other noncurrent liabilities on the Company’s Condensed Consolidated Balance Sheets.

Note 9.  Operating Segments

At March 31, 2023, the Company had three segments: Distilling Solutions, Branded Spirits, and Ingredient Solutions. The Distilling Solutions segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry) and fuel grade alcohol. The Distilling Solutions segment also includes warehouse services, including barrel put away, barrel storage, and barrel retrieval services. The Branded Spirits segment consists of a portfolio of high quality branded spirits which are produced through the distilleries and bottling facilities. The Ingredient Solutions segment consists of specialty starches and proteins and commodity starches and proteins.

Operating profit for each segment is based on sales less identifiable operating expenses.  Non-direct selling, general and administrative expenses, interest expense, and other general miscellaneous expenses are excluded from segment operations and are classified as Corporate.  Receivables, inventories, property, plant and equipment, leases, goodwill and intangible assets have been identified with the segments to which they relate.  All other assets are considered as Corporate.

The following table presents summarized financial information for each segment:

	Quarter Ended March 31,
	2023	2022
Sales to Customers
Distilling Solutions	$113,223	$111,509
Branded Spirits	56,883	55,751
Ingredient Solutions	30,904	27,975
Total	$201,010	$195,235

Gross Profit
Distilling Solutions	$33,028	$38,933
Branded Spirits	24,593	24,782
Ingredient Solutions	12,203	8,106
Total	$69,824	$71,821

Depreciation and Amortization
Distilling Solutions	$2,851	$2,861
Branded Spirits	1,491	1,782
Ingredient Solutions	658	612
Corporate	171	366
Total	$5,171	$5,621

Income (loss) before Income Taxes
Distilling Solutions	$32,301	$37,992
Branded Spirits	9,157	10,786
Ingredient Solutions	10,846	7,471
Corporate	(11,617)	(7,713)
Total	$40,687	$48,536

The following table allocates assets to each segment as of:

	March 31, 2023	December 31, 2022
Identifiable Assets
Distilling Solutions	$369,447	$350,068
Branded Spirits	706,854	698,985
Ingredient Solutions	72,827	63,943
Corporate	35,058	45,215
Total	$1,184,186	$1,158,211

Note 10.  Subsequent Events

Dividend. On May 4, 2023, the Company’s Board of Directors declared a quarterly dividend payable to stockholders of record as of May 19, 2023, of the Company’s Common Stock, resulting in dividend equivalents payable to holders of certain RSUs as of May 19, 2023, of $0.12 per share and per unit, payable on June 2, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, unless otherwise noted)

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report on Form 10-Q contains forward looking statements as well as historical information.  All statements, other than statements of historical facts, regarding the prospects of our industry and our prospects, plans, financial position, and strategic plan may constitute forward looking statements.  In addition, forward looking statements are usually identified by or are associated with such words as “intend,” “plan,” “believe,” “estimate,” “expect,” “anticipate,” “hopeful,” “should,” “may,” “will,” “could,” “encouraged,” “opportunities,” “potential,” and/or the negatives or variations of these terms or similar terminology.  Forward looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied in the forward looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward looking statements is included in the section titled “Risk Factors” (Item 1A) of our Annual Report on Form 10-K for the year ended December 31, 2022. Forward looking statements are made as of the date of this report, and we undertake no obligation to update or revise publicly any forward looking statements, whether because of new information, future events or otherwise.

OVERVIEW

MGP is a leading producer and supplier of premium distilled spirits, branded spirits and food ingredients. Distilled spirits include premium bourbon, rye, and other whiskeys (“brown goods”) and grain neutral spirits (“GNS”), including vodka and gin. Our distilled spirits are either sold directly or indirectly to manufacturers of other branded spirits. MGP is also a producer of high quality industrial alcohol for use in both food and non-food applications. The Company has a portfolio of our own high quality branded spirits, which we produce through our distilleries and bottling facilities and sell to distributors. Our branded spirits products account for a range of price points from value products through ultra premium brands, with a focus on high-end
American whiskey, tequila and gin. The Company’s protein and starch food ingredients serve a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. Our ingredients products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Report, as well as our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations - General, set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

RESULTS OF OPERATIONS

Consolidated Results

The table below details the consolidated results for the quarters ended March 31, 2023 and 2022:

	Quarter Ended March 31,
	2023	2022	2023 v. 2022
Sales	$201,010	$195,235	3%
Cost of sales	131,186	123,414	6
Gross profit	69,824	71,821	(3)
Gross margin %	34.7%	36.8%	(2.1)	pp(a)
Advertising and promotion expenses	7,733	5,504	41
Selling, general, and administrative (“SG&A”) expenses	20,532	16,237	26
Operating income	41,559	50,080	(17)
Operating margin %	20.7%	25.7%	(5.0)	pp
Interest expense, net	(995)	(1,598)	38
Other income (expense), net	123	54	128
Income before income taxes	40,687	48,536	(16)
Income tax expense	9,655	11,165	(14)
Effective tax expense rate %	23.7%	23.0%	0.7	pp
Net income	$31,032	$37,371	(17)%
Net income margin %	15.4%	19.1%	(3.7)	pp
(a) Percentage points (“pp”).

Sales - Sales for the quarter ended March 31, 2023 were $201,010, an increase of 3 percent compared to the year-ago quarter, which was the result of increased sales in the Ingredient Solutions, Distilling Solutions, and Branded Spirits segments. Within the Ingredient Solutions segment, sales were up 10 percent, primarily due to increased sales of specialty wheat proteins. Within the Distilling Solutions segment, sales were up 2 percent, primarily due to an increase in the sales of brown goods within premium beverage alcohol. Within the Branded Spirits segment, sales were up 2 percent, primarily due to increased sales of brands in the value and mid price tiers (see Segment Results).

Gross profit - Gross profit for the quarter ended March 31, 2023 was $69,824, a decrease of 3 percent compared to the year-ago quarter. The decrease was driven by a decrease in gross profit in the Distilling Solutions and Branded Spirits segments, partially offset by an increase in gross profit in the Ingredient Solutions segment. Within the Distilling Solutions segment, gross profit declined by $5,905, or 15 percent. Within the Branded Spirits segment, gross profit was in line with the year-ago quarter, slightly decreasing by $189, or 1 percent. Within the Ingredient Solutions segment, gross profit increased by $4,097, or 51 percent (see Segment Results).

Advertising and promotion expenses - Advertising and promotion expenses for the quarter ended March 31, 2023 were $7,733, an increase of 41 percent compared to the year-ago quarter, primarily driven by increased advertising and promotion investment in the Branded Spirits segment, specifically in the premium plus price tiers.

SG&A expenses - SG&A expenses for the quarter ended March 31, 2023 were $20,532, an increase of 26 percent compared to the year-ago quarter, primarily due to higher personnel expense.

Operating income - Operating income for the quarter ended March 31, 2023 decreased to $41,559 from $50,080 for the quarter ended March 31, 2022, primarily due to a decrease in gross profit in the Distilling Solutions and Branded Spirits segments as well as an increase in the previously described advertising and promotion and SG&A expenses. These decreases were partially offset by an increase in gross profit in the Ingredient Solutions segment.

Operating income, quarter versus quarter	Operating Income	Change
Operating income for the quarter ended March 31, 2022	$50,080
Decrease in gross profit - Distilling Solutions segment(a)	(5,905)	(12)%	pp(b)
Decrease in gross profit - Branded Spirits segment(a)	(189)	—	pp
Increase in gross profit - Ingredient Solutions segment(a)	4,097	8	pp
Increase in advertising and promotion expenses	(2,229)	(4)	pp
Increase in SG&A expenses	(4,295)	(9)	pp
Operating income for the quarter ended March 31, 2023	$41,559	(17)%

(a) See segment discussion.
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for the quarter ended March 31, 2023 was $9,655, for an effective tax rate of 23.7 percent. Income tax expense for the quarter ended March 31, 2022 was $11,165, for an effective tax rate of 23.0 percent. The decrease in income tax expense, quarter versus quarter, was due primarily to lower income before income taxes. The increase in effective tax rate, quarter versus quarter, was due primarily to lower state tax credits.

Earnings per common share (“EPS”) - Basic EPS was $1.40 for the quarter ended March 31, 2023, compared to $1.69 for the quarter ended March 31, 2022. The change in Basic EPS, quarter versus quarter, was primarily due to a decrease in operating income. Diluted EPS was $1.39 for the quarter ended March 31, 2023, compared to $1.69 for the quarter ended March 31, 2022. The change in Diluted EPS, quarter versus quarter, was primarily due to the same changes as Basic EPS as well as the impact of dilutive shares outstanding related to the conversion feature of the Convertible Senior Notes.

Change in basic and diluted EPS, quarter versus quarter	Basic and Diluted EPS	Change
Basic and diluted EPS for the quarter ended March 31, 2022	$1.69
Change in operating income(a)	(0.30)	(18)%	pp(b)
Change in interest expense, net(a)	0.02	1	pp
Change in weighted average shares outstanding	(0.01)	(1)	pp
Basic EPS for the quarter ended March 31, 2023	$1.40	(18)%
Impact of dilutive shares outstanding	(0.01)	(1)	pp
Diluted EPS for the quarter ended March 31, 2023	$1.39	(19)%
(a) Item is net of tax based on the effective tax rate for the base year (2022).
(b) Percentage points (“pp”).

SEGMENT RESULTS

Distilling Solutions

The following tables show selected financial information for the Distilling Solutions segment for the quarters ended March 31, 2023 and 2022.

	DISTILLING SOLUTIONS SALES
	Quarter Ended March 31,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2023	2022	$ Change	% Change
Brown goods	$68,324	$62,145	$6,179	10%
White goods	15,954	20,086	(4,132)	(21)
Premium beverage alcohol	84,278	82,231	2,047	2
Industrial alcohol	10,439	11,495	(1,056)	(9)
Food grade alcohol	94,717	93,726	991	1
Fuel grade alcohol	2,556	3,282	(726)	(22)
Distillers feed and related co-products	9,092	8,917	175	2
Warehouse services	6,858	5,584	1,274	23
Total Distilling Solutions	$113,223	$111,509	$1,714	2%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Premium beverage alcohol	2%	(17)%	19%

	Other Financial Information
	Quarter Ended March 31,		Quarter versus Quarter Increase / (Decrease)
	2023	2022	$ Change	% Change
Gross profit	$33,028	$38,933	$(5,905)	(15)%
Gross margin %	29.2%	34.9%		(5.7)	pp(d)
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
(d) Percentage points (“pp”).

Total sales of the Distilling Solutions segment for the quarter ended March 31, 2023 increased by $1,714, or 2 percent, compared to the prior year quarter. Sales of brown goods within premium beverage alcohol, warehouse services, and distillers feed and related co-products increased while white goods within premium beverage alcohol, industrial alcohol, and fuel grade alcohol decreased. The increase in sales of brown goods was driven by a higher average selling price, partially offset by lower sales volume. This increase was partially offset by a decrease in sales of white goods and industrial alcohol, which was driven primarily by lower sales volume, partially offset by a higher average selling price.

Gross profit decreased quarter versus quarter by $5,905, or 15 percent. Gross margin for the quarter ended March 31, 2023 decreased to 29.2 percent from 34.9 percent for the prior year quarter. The decrease in gross profit was primarily due to higher input costs and lower sales volume for brown goods, as well as higher input costs for white goods and industrial alcohol. The average selling price for these products also increased, but not enough to offset the higher input costs and lower sales volumes.

Branded Spirits

The following tables show selected financial information for the Branded Spirits segment for the quarters ended March 31, 2023 and 2022.

	BRANDED SPIRITS SALES
	Quarter Ended March 31,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2023	2022	$ Change	% Change
Ultra premium	$9,115	$12,597	$(3,482)	(28)%
Super premium	2,847	2,946	(99)	(3)
Premium	6,784	6,140	644	10
Premium plus	18,746	21,683	(2,937)	(14)
Mid	20,835	19,273	1,562	8
Value	13,421	11,299	2,122	19
Other	3,881	3,496	385	11
Total Branded Spirits	$56,883	$55,751	$1,132	2%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	2%	8%	(6)%

	Other Financial Information
	Quarter Ended March 31,		Quarter versus Quarter Increase / (Decrease)
	2023	2022	$ Change	% Change
Gross profit	$24,593	$24,782	$(189)	(1)%
Gross margin %	43.2%	44.5%		(1.3)	pp(d)
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
(d) Percentage points (“pp”).

Total sales of the Branded Spirits segment for the quarter ended March 31, 2023 increased by $1,132, or 2 percent compared to the prior year quarter. Sales increased primarily due to an increase in sales of brands within the value and mid price tiers primarily due to a distributor realignment which resulted in increased sales volume in these price tiers. These increases were partially offset by a decrease in the ultra premium price tier primarily due to timing of sales of our American whiskey brands.

Gross profit decreased quarter versus quarter by $189, or 1 percent. Gross margin for the quarter ended March 31, 2023 decreased to 43.2 percent from 44.5 percent for the prior year quarter. The decrease in gross profit was primarily driven by a decrease in sales volume in the ultra premium price tier due to the timing of sales of our American whiskey brands, partially offset by increased sales price and volume of brands within the mid and value price tiers.

Ingredient Solutions

The following tables show selected financial information for the Ingredient Solutions segment for the quarters ended March 31, 2023 and 2022.

	INGREDIENT SOLUTIONS SALES
	Quarter Ended March 31,		Quarter versus Quarter Sales Change Increase / (Decrease)
	2023	2022	$ Change	% Change
Specialty wheat starches	$14,686	$15,203	$(517)	(3)%
Specialty wheat proteins	11,890	9,419	2,471	26
Commodity wheat starches	3,807	3,353	454	14
Commodity wheat proteins	521	—	521	N/A
Total Ingredient Solutions	$30,904	$27,975	$2,929	10%

	Change in Quarter versus Quarter Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	10%	(12)%	22%

	Other Financial Information
	Quarter Ended March 31,		Quarter versus Quarter Increase / (Decrease)
	2023	2022	$ Change	% Change
Gross profit	$12,203	$8,106	$4,097	51%
Gross margin %	39.5%	29.0%		10.5	pp(d)

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
(d) Percentage points (“pp”).

Total sales of the Ingredient Solutions segment for the quarter ended March 31, 2023 increased by $2,929, or 10 percent, compared to the prior year quarter. The increase was primarily driven by higher sales of specialty wheat proteins, commodity wheat proteins and commodity wheat starches due to higher average selling prices. These increases were partially offset by a decrease in specialty wheat starches due primarily to lower sales volume, partially offset by higher average selling prices.
Gross profit increased quarter versus quarter by $4,097, or 51 percent. Gross margin for the quarter ended March 31, 2023 increased to 39.5 percent from 29.0 percent for the prior year quarter. The increase in gross profit was primarily driven by higher average selling price across all product categories, partially offset by higher input costs for specialty wheat starches and proteins.

CASH FLOW, FINANCIAL CONDITION AND LIQUIDITY

We believe our financial condition continues to be of high quality, as evidenced by our ability to generate adequate cash from operations while having ready access to capital at competitive rates.

Operating cash flow and borrowings through our Credit Agreement, Convertible Senior Notes and Note Purchase Agreement (Note 4) provide the primary sources of cash to fund operating needs and capital expenditures. These same sources of cash are used to fund shareholder dividends and other discretionary uses. Our overall liquidity reflects our strong business results and an effective cash management strategy that takes into account liquidity management, economic factors, and tax considerations. We expect our sources of cash to be adequate to provide for budgeted capital expenditures, potential mergers or acquisitions, and anticipated operating requirements for the foreseeable future.

Cash Flow Summary

	Quarter to Date Ended March 31,		Changes, year versus year Increase / (Decrease)
	2023	2022
Cash provided by operating activities	$5,021	$22,230	$(17,209)
Cash used in investing activities	(16,945)	(12,033)	(4,912)
Cash used in financing activities	(4,270)	(4,182)	(88)
Effect of exchange rate changes on cash	33	(288)	321
Increase (decrease) in cash and cash equivalents	$(16,161)	$5,727	$(21,888)

Cash decreased $16,161 for the quarter ended March 31, 2023, compared to an increase of $5,727 for the quarter ended March 31, 2022, for a net decrease in cash of $21,888, period versus period.

Operating Activities. Cash provided by operating activities for the quarter ended March 31, 2023 was $5,021. The cash provided by operating activities resulted primarily from net income of $31,032, adjustments for non-cash or non-operating charges of $7,318, including depreciation and amortization, and share-based compensation, partially offset by cash used in operating assets and liabilities of $33,329. The primary drivers of the changes in operating assets and liabilities were $19,227 use of cash related to increased accounts receivable, net due to timing of sales and customer payments during the quarter, $18,707 use of cash related to an increase in inventories, primarily due to an increase in finished goods inventory and barreled distillate, and $10,208 use of cash related to a decrease in accrued expenses and other, primarily due to the incentive compensation payout during the quarter. These uses of cash were partially offset, primarily by $9,043 cash provided by income taxes payable, and $6,498 cash provided by an increase in accounts payable.

Cash provided by operating activities for the quarter ended March 31, 2022 was $22,230. The cash provided by operating activities resulted primarily from net income of $37,371, adjustments for non-cash or non-operating charges of $6,971, including depreciation and amortization, and share-based compensation, partially offset by cash used in operating assets and liabilities of $22,112. The primary drivers of the changes in operating assets and liabilities were $13,696 use of cash related to an increase in inventories, primarily barreled distillate, $9,601 use of cash related to increased accounts receivables, net due to increased sales during the quarter, and $8,896 use of cash related to accrued expenses and other primarily related to an incentive compensation payout. These uses of cash were partially offset by $5,437 cash provided by an increase in income taxes payable and $4,638 cash provided by accounts payable.

Investing Activities. Cash used in investing activities for the quarter ended March 31, 2023 was $16,945, which primarily resulted from additions to property, plant and equipment of $16,237 (see Capital Spending). Cash used in investing activities for the quarter ended March 31, 2022 was $12,033, which primarily resulted from additions to property, plant and equipment of $10,642 (see Capital Spending).

Capital Spending. We manage capital spending to support our business growth plans. We have incurred $9,824 and $5,074 of capital expenditures and have paid $16,237 and $10,642 for capital expenditures for the quarter ended March 31, 2023 and 2022, respectively. The difference between the amount of capital expenditures incurred and amount paid is due to the change in capital expenditures in accounts payable. We expect approximately $58,000 in capital expenditures in 2023, which will be used for facility improvement and expansion, facility sustaining projects, and environmental health and safety projects.

Financing Activities. Cash used in financing activities for the quarter ended March 31, 2023 was $4,270, due to payments of dividends and dividend equivalents of $2,669 (see Dividends and Dividend Equivalents), purchases of treasury stock of $801 (see Treasury Purchases), and net payments on debt of $800 (see Long-Term and Short-Term Debt).

Cash used in financing activities for the quarter ended March 31, 2022 was $4,182, due to payments of dividends and dividend equivalents of $2,661 (see Dividends and Dividend Equivalents), net payments on debt of $807 (see Long-Term and Short-Term Debt), and purchases of treasury stock of $714 (see Treasury Purchases).

Treasury Purchases. 22,592 RSUs vested and converted to common shares for employees during the quarter ended March 31, 2023, of which we withheld and purchased for treasury 8,437 shares valued at $801 to cover payment of associated withholding taxes.

29,346 RSUs vested and converted to common shares for employees during the quarter ended March 31, 2022, of which we withheld and purchased for treasury 9,021 shares valued at $711 to cover payment of associated withholding taxes.

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared(c)	Paid(c)	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2023
February 23, 2023	March 10, 2023	March 24, 2023	$0.12	$0.12	$2,640	$29	$2,669

2022
February 22, 2022	March 11, 2022	March 25, 2022	$0.12	$0.12	$2,638	$23	$2,661
(a) Dividend equivalent payments on unvested participating securities.
(b) Includes estimated forfeitures.
(c) Per share amount

On May 4, 2023, our Board of Directors declared a quarterly dividend payable to stockholders of record as of May 19, 2023, of the Company’s Common Stock, resulting in dividend equivalents payable to holders of certain RSUs as of May 19, 2023, of $0.12 per share and per unit, payable on June 2, 2023.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development and share repurchase activities) and the overall cost of capital. Total debt was $229,619 (net of unamortized loan fees of $6,031) at March 31, 2023, and $230,335 (net of unamortized loan fees of $6,115) at December 31, 2022.

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

Our principal sources of cash are product sales and borrowing on our various debt agreements. Under our debt agreements, we must meet certain financial covenants and restrictions, and at March 31, 2023, we met those covenants and restrictions.

At March 31, 2023, our current assets exceeded our current liabilities by $373,124, largely due to our inventories, at cost, of $308,558. At March 31, 2023, our cash balance was $31,728 and we have used our various debt agreements for liquidity purposes, with $400,000 under our Credit Agreement remaining for additional borrowings and up to $120,000 potentially available under the Note Purchase Agreement. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments, dividend payments as well as potential mergers and acquisitions. Subject to market conditions, we could also fund future mergers and acquisitions through the issuance of additional shares of common stock. In addition, we have strong operating results such that we believe financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

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

Interest Rate Exposures. Our various debt agreements (see Note 4) expose us to market risks arising from adverse changes in interest rates. Established procedures and internal processes govern the management of this market risk.

Increases in market interest rates would cause interest expense under our variable interest rate debt to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings under variable interest rate debt during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at March 31, 2023, a 100 basis point increase over the current rates actually in effect at such date would have a minimal impact on interest expense. Based on weighted average outstanding fixed-rate borrowings at March 31, 2023, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $29,461, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $37,162.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the quarter ended March 31, 2023, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2022, and Note 7 to this Report on Form 10-Q for information on certain proceedings to which we are subject.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended March 31, 2023.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased		(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 through January 31, 2023	4	(a)	$106.38	$—	$—
February 1, 2023 through February 28, 2023	4,079	(a)	$96.29	$—	$—
March 1, 2023 through March 31, 2023	4,354	(a)	$93.66	$—	$—
Total	8,437			$—

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
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2023, and December 31, 2022, (ii) Condensed Consolidated Statements of Income for the quarter ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the quarter ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the quarter ended March 31, 2023 and 2022, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the quarter ended March 31, 2023 and 2022, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data Filed - formatted in iXBRL (Inline Extensible Business Reporting Language ) and contained in Exhibit 101

*Filed herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	May 4, 2023	By	/s/ David J. Colo
David J. Colo, President and Chief Executive Officer

Date:	May 4, 2023	By	/s/ Brandon M. Gall
Brandon M. Gall, Vice President, Finance and Chief Financial Officer