Form 10-Q
period 2023-06-30
MGP INGREDIENTS INC
filed 2023-08-03
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
22,015,196 shares of Common Stock, no par value, as of July 28, 2023

METHOD OF PRESENTATION

Throughout this Quarterly Report on Form 10-Q (this “Report”), when we refer to the “Company,” “MGP,” “we,” “us,” “our,” and words of similar import, we are referring to the combined business of MGP Ingredients, Inc. and its consolidated subsidiaries, except to the extent that the context otherwise indicates. In this Report, for any references to Note 1 through Note 11, refer to the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.

All amounts in this Report, except for share, par values, bushels, gallons, pounds, mmbtu, proof gallons, 9-liter cases, per share, per bushel, per gallon, per proof gallon, per 9-liter case, and percentage amounts, are shown in thousands unless otherwise noted.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Quarter Ended June 30,		Year to Date Ended June 30,
	2023	2022	2023	2022
Sales	$209,001	$194,982	$410,011	$390,217
Cost of sales	132,706	135,758	263,892	259,172
Gross profit	76,295	59,224	146,119	131,045
Advertising and promotion expenses	8,639	6,065	16,372	11,569
Selling, general, and administrative expenses	23,513	17,853	44,045	34,090
Operating income	44,143	35,306	85,702	85,386
Interest expense, net	(1,282)	(1,543)	(2,277)	(3,141)
Other income (expense), net	(93)	(1,062)	30	(1,008)
Income before income taxes	42,768	32,701	83,455	81,237
Income tax expense	10,804	7,339	20,459	18,504
Net income	31,964	25,362	62,996	62,733
Net loss attributable to noncontrolling interest	162	198	201	264
Net income attributable to MGP Ingredients, Inc.	32,126	25,560	63,197	62,997
Income attributable to participating securities	(324)	(217)	(633)	(535)
Net income used in earnings per common share calculation	$31,802	$25,343	$62,564	$62,462

Weighted average common shares
Basic	22,062,142	22,002,385	22,051,244	21,995,779
Diluted	22,139,663	22,002,385	22,106,113	21,995,779

Earnings per common share
Basic	$1.44	$1.15	$2.84	$2.84
Diluted	$1.44	$1.15	$2.83	$2.84

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarter Ended June 30,		Year to Date Ended June 30,
	2023	2022	2023	2022
Net income attributable to MGP Ingredients, Inc.	$32,126	$25,560	$63,197	$62,997
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency translation adjustment	136	(430)	311	(649)
Change in Company-sponsored post-employment benefit plan	(69)	(13)	(176)	(26)
Other comprehensive income (loss)	67	(443)	135	(675)

Comprehensive income attributable to MGP Ingredients, Inc.	32,193	25,117	63,332	62,322

Comprehensive loss attributable to noncontrolling interest	(162)	(198)	(201)	(264)
Comprehensive income	$32,031	$24,919	$63,131	$62,058

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

	June 30, 2023	December 31, 2022
Current Assets
Cash and cash equivalents	$21,959	$47,889
Receivables (less allowance for credit loss, $1,475 at both June 30, 2023, and December 31, 2022)	147,570	109,267
Inventory	343,826	289,722
Prepaid expenses	5,177	2,957
Refundable income taxes	2,317	4,327
Total current assets	520,849	454,162
Property, plant, and equipment	475,472	450,800
Less accumulated depreciation and amortization	(224,823)	(215,168)
Property, plant, and equipment, net	250,649	235,632
Operating lease right-of-use assets, net	17,122	15,042
Investment in joint ventures	4,955	5,534
Intangible assets, net	271,440	216,768
Goodwill	325,713	226,294
Other assets	4,401	4,779
Total assets	$1,395,129	$1,158,211
Current Liabilities
Current maturities of long-term debt	$6,400	$5,600
Accounts payable	84,921	66,432
Federal and state excise taxes payable	5,946	4,627
Accrued expenses and other	21,384	28,716
Total current liabilities	118,651	105,375
Long-term debt, less current maturities	123,319	29,510
Convertible senior notes	195,385	195,225
Long-term operating lease liabilities	13,568	11,622
Contingent consideration	63,900	—
Other noncurrent liabilities	3,943	3,723
Deferred income taxes	69,241	67,112
Total liabilities	588,007	412,567
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 23,125,166 shares at June 30, 2023 and December 31, 2022; and 22,014,374 and 21,994,042 shares outstanding at June 30, 2023 and December 31, 2022, respectively	6,715	6,715
Additional paid-in capital	322,267	318,839
Retained earnings	500,933	443,061
Accumulated other comprehensive income (loss)	(169)	(304)
Treasury stock, at cost, 1,110,792 and 1,131,124 shares at June 30, 2023 and December 31, 2022, respectively	(21,347)	(21,591)
Total MGP Ingredients, Inc. stockholders’ equity	808,403	746,724
Noncontrolling interest	(1,281)	(1,080)
Total equity	807,122	745,644
Total liabilities and equity	$1,395,129	$1,158,211
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$62,996	$62,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,490	10,924
Share-based compensation	3,637	2,131
Equity method investment loss	579	180
Deferred income taxes, including change in valuation allowance	2,129	125
Other, net	206	(98)
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables, net	(35,833)	(13,142)
Inventory	(41,020)	(27,508)
Prepaid expenses	(2,076)	266
Income taxes payable (refundable)	2,010	141
Accounts payable	22,328	11,438
Accrued expenses and other	(7,048)	(4,791)
Federal and state excise taxes payable	1,319	681
Other, net	439	(61)
Net cash provided by operating activities	20,156	43,019

Cash Flows from Investing Activities
Additions to property, plant, and equipment	(30,055)	(18,087)
Purchase of business, net of cash acquired	(104,398)	—
Contributions to equity method investment	—	(1,028)
Other, net	(1,136)	(369)
Net cash used in investing activities	(135,589)	(19,484)

Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(5,337)	(5,322)
Purchase of treasury stock	(801)	(713)
Proceeds from long-term debt	105,000	—
Principal payments on long-term debt	(9,400)	(1,614)
Net cash provided by (used in) financing activities	89,462	(7,649)

Effect of exchange rate changes on cash and cash equivalents	41	(39)
Increase (decrease) in cash and cash equivalents	(25,930)	15,847
Cash and cash equivalents, beginning of period	47,889	21,568
Cash and cash equivalents, end of period	$21,959	$37,415
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Year to Date Ended June 30, 2023
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2022	$4	$6,715	$318,839	$443,061	$(304)	$(21,591)	$(1,080)	$745,644
Comprehensive income:
Net income (loss)	—	—	—	31,071	—	—	(39)	31,032
Other comprehensive income	—	—	—	—	68	—	—	68
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,661)	—	—	—	(2,661)
Share-based compensation	—	—	2,665	—	—	—	—	2,665
Stock shares awarded, forfeited or vested	—	—	(507)	—	—	507	—	—
Stock shares repurchased	—	—	—	—	—	(801)	—	(801)
Balance, March 31, 2023	4	6,715	320,997	471,471	(236)	(21,885)	(1,119)	775,947
Comprehensive income:
Net income (loss)	—	—	—	32,126	—	—	(162)	31,964
Other comprehensive income	—	—	—	—	67	—	—	67
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,664)	—	—	—	(2,664)
Share-based compensation	—	—	1,808	—	—	—	—	1,808
Stock shares awarded, forfeited or vested	—	—	(538)	—	—	538	—	—
Stock shares repurchased	—	—	—	—	—	—	—	—
Balance, June 30, 2023	$4	$6,715	$322,267	$500,933	$(169)	$(21,347)	$(1,281)	$807,122

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Year to Date Ended June 30, 2022
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2021	$4	$6,715	$315,802	$344,237	$354	$(22,357)	$(490)	$644,265
Comprehensive income:
Net income (loss)	—	—	—	37,437	—	—	(66)	37,371
Other comprehensive loss	—	—	—	—	(232)	—	—	(232)
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,661)	—	—	—	(2,661)
Share-based compensation	—	—	1,373	—	—	—	—	1,373
Stock shares awarded, forfeited or vested	—	—	(604)	—	—	604	—	—
Stock shares repurchased	—	—	—	—	—	(711)	—	(711)
Balance, March 31, 2022	4	6,715	316,571	379,013	122	(22,464)	(556)	679,405
Comprehensive income:
Net income (loss)	—	—	—	25,560	—	—	(198)	25,362
Other comprehensive loss	—	—	—	—	(443)	—	—	(443)
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,658)	—	—	—	(2,658)
Share-based compensation	—	—	1,409	—	—	—	—	1,409
Stock shares awarded, forfeited, or vested	—	—	(740)	—	—	740	—	—
Stock shares repurchased	—	—	—	—	—	(2)	—	(2)
Balance, June 30, 2022	$4	$6,715	$317,240	$401,915	$(321)	$(21,726)	$(754)	$703,073

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

Note 1.  Accounting Policies and Basis of Presentation

The Company. MGP Ingredients, Inc. (the “Company” or “MGP”) is a Kansas corporation headquartered in Atchison, Kansas and is a leading producer and supplier of premium distilled spirits, branded spirits, and food ingredients. Distilled spirits include premium bourbon, rye, and other whiskeys and grain neutral spirits (“GNS”), including vodka and gin. The Company’s distilled spirits are either sold directly or indirectly to manufacturers of other branded spirits. MGP is also a producer of high quality industrial alcohol for use in both food and non-food applications. The Company has a portfolio of its own high quality branded spirits which are produced through its distilleries and bottling facilities and sold to distributors. The Company’s branded spirits products account for a range of price points from value products through ultra premium brands, with a focus on high-end American whiskey, tequila, and gin. The Company’s protein and starch food ingredients provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. The ingredients products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries.

On June 1, 2023, the Company acquired Penelope Bourbon LLC (“Penelope”), which, prior to the Company’s acquisition, was a family and founder-owned and operated American whiskey company with a diverse portfolio of high-quality whiskeys in the premium plus price tiers. See Note 3, Business Combination, for further details.

The Company reports three operating segments: Distilling Solutions, Branded Spirits, and Ingredient Solutions. Certain amounts in the 2022 consolidated financial statements have been reclassified to conform to the 2023 presentation.

Basis of Presentation and Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter and year to date ended June 30, 2023, should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”).  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Use of Estimates.  The financial reporting policies of the Company conform to GAAP.  The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The application of certain of these policies places demands on management’s judgment, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain.  For all of these policies, management cautions that future events may not develop as forecast, and estimates routinely require adjustment and may require material adjustment.

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

Inventories are stated at the lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	June 30, 2023	December 31, 2022
Finished goods	$56,807	$47,073
Barreled distillate (bourbons and other whiskeys)	234,566	199,040
Raw materials	37,200	29,931
Work in process	1,625	1,645
Maintenance materials	10,861	9,931
Other	2,767	2,102
Total	$343,826	$289,722

Revenue Recognition. Revenue is recognized when control of the promised goods or services, through performance obligations by the Company, is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for the performance obligations. The term between invoicing and when payment is due is not significant and the period between when the entity transfers the promised good or service to the customer and when the customer pays for that good or service is generally one year or less.

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

The Distilling Solutions segment routinely enters into bill and hold arrangements, whereby the Company produces and sells aged and unaged distillate to customers, and the product is barreled at the customer’s request and warehoused at a Company location for an extended period of time in accordance with directions received from the Company’s customers. Even though the aged and unaged distillate remains in the Company’s possession, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in bill and hold transactions when the customer acceptance specifications have been met, legal title has transferred, the customer has a present obligation to pay for the product, and the risk and rewards of ownership have transferred to the customer. Additionally, all of the following bill and hold criteria have to be met in order for control to be transferred to the customer: the reason for the bill and hold arrangement is substantive, the customer has requested the product be warehoused, the product has been identified as separately belonging to the customer, the product is currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or direct it to another customer.

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

Excise Taxes. The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department (the “TTB”) regulations, which include making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual U.S. states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its U.S. federal and state excise tax expense based upon units shipped and on its understanding of the applicable excise tax laws. Excise taxes that are both imposed on and concurrent with a specific revenue-producing transaction, and that are collected by the Company from a customer, are excluded from revenue and expense.

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

Business Combinations. Assets acquired and liabilities assumed during a business combination are generally recorded at fair market value as of the acquisition date. Goodwill is recognized to the extent that the purchase consideration, including contingent consideration, exceeds the value of the assets acquired and liabilities assumed. The Company uses its internal estimates and third party valuation specialists to determine the fair value of the assets acquired and liabilities assumed. During the measurement periods, which can be up to one year after the acquisition date, the Company can make adjustments to the fair value of the assets acquired and liabilities assumed, with the offset being an adjustment to goodwill.

Goodwill and Other Intangible Assets. The Company records goodwill and other indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and other indefinite-lived intangible assets to its respective reporting units. The Company evaluates goodwill for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. To the extent that the carrying value exceeds fair value, an impairment of goodwill is recognized. Judgment is required in the determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. The Company separately evaluates indefinite-lived intangible assets for impairment. As of June 30, 2023, the Company determined that goodwill and indefinite-lived intangible assets were not impaired.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. Excluding the impact of the conversion feature of the Convertible Senior Notes, the fair value of the Company’s debt was $235,270 and $150,249 at June 30, 2023 and December 31, 2022, respectively. The financial statement carrying value of total debt (net of unamortized loan fees) was $325,104 and $230,335 at June 30, 2023 and December 31, 2022, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

The fair value calculation of contingent consideration associated with the acquisition of Penelope uses unobservable inputs, such as estimated net sales over the term of the earn-out period, discount rates, and volatility rates. The contingent consideration is measured using the Monte Carlo simulation approach. The inputs used in the calculation of the contingent consideration liability are considered Level 3 under the fair value hierarchy due to the lack of relevant market activity. See Note 3, Business Combinations, for more information.

Fair value disclosure for deferred compensation plan investments is included in Note 9, Employee and Non-Employee Benefit Plans.

Equity Method Investments. The Company holds 50 percent interests in DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S.de R.L. de C.V. (“Agricola” and together with DGL, “LMX”), which are accounted for as equity method investments and are considered affiliates of the Company. The investment in LMX, which is recorded in investment in joint ventures on the Condensed Consolidated Balance Sheets, was $4,955 and $5,534 at June 30, 2023 and December 31, 2022, respectively. During the quarters ended June 30, 2023 and 2022, the Company recorded a loss of $319 and $574, respectively, from its equity method investments, and during the year to date ended June 30, 2023 and 2022, the Company recorded a loss of $579 and $180, respectively, which is recorded in other income (expense), net on the Condensed Consolidated Statements of Income. During the quarter and year to date ended June 30, 2023, the Company purchased $11,538 and $19,955, respectively, of finished goods from LMX and bulk beverage alcohol from the other 50 percent owner of DGL. During the quarter and year to date ended June 30, 2022, the Company purchased $11,538 and $19,929, respectively, of finished goods from LMX and bulk beverage alcohol from the other 50 percent owner of DGL.

Recently Adopted Accounting Standard Updates. The Company did not adopt any new Accounting Standard Updates during the quarter ended June 30, 2023.

Note 2.  Revenue

The Company generates revenue from the Distilling Solutions segment by the sale of products and by providing warehouse services related to the storage and aging of customer products. The Company generates revenue from the Branded Spirits segment by the sale of products and by providing contract bottling services. The Company generates revenue from the Ingredient Solutions segment by the sale of products. Revenue related to sales of products is recognized at a point in time whereas revenue generated from warehouse services and contract bottling services is recognized over time. Contracts with customers include a single performance obligation (either the sale of products, the provision of warehouse services, or contract bottling services).

Disaggregation of Sales. The following table presents the Company’s sales by segment and major products and services:

	Quarter Ended June 30,		Year to Date Ended June 30,
	2023	2022	2023	2022
Distilling Solutions
Brown goods	$73,124	$56,331	$141,448	$118,476
White goods	16,816	17,441	32,770	37,527
Premium beverage alcohol	89,940	73,772	174,218	156,003
Industrial alcohol	10,065	12,885	20,504	24,380
Food grade alcohol	100,005	86,657	194,722	180,383
Fuel grade alcohol	1,898	3,312	4,454	6,594
Distillers feed and related co-products	8,215	11,267	17,307	20,184
Warehouse services	6,747	5,902	13,605	11,486
Total Distilling Solutions	116,865	107,138	230,088	218,647

Branded Spirits
Ultra premium	14,372	9,435	23,487	22,032
Super premium	3,130	3,226	5,977	6,172
Premium	6,261	5,775	13,045	11,915
Premium plus	23,763	18,436	42,509	40,119
Mid	17,090	23,301	37,925	42,574
Value	11,578	12,908	24,999	24,207
Other	5,185	3,921	9,066	7,417
Total Branded Spirits	57,616	58,566	114,499	114,317

Ingredient Solutions
Specialty wheat starches	17,095	16,001	31,781	31,204
Specialty wheat proteins	12,588	10,109	24,478	19,528
Commodity wheat starches	4,837	3,130	8,644	6,483
Commodity wheat proteins	—	38	521	38
Total Ingredient Solutions	34,520	29,278	65,424	57,253

Total sales	$209,001	$194,982	$410,011	$390,217

Note 3. Business Combination

Description of the Transaction. On May 8, 2023, the Company entered into a definitive agreement to acquire 100 percent of the equity of Penelope, and subsequently completed the acquisition on June 1, 2023 (the “Acquisition”). Penelope, prior to the Acquisition, was a family and founder-owned and operated American whiskey company with a diverse portfolio of high-quality whiskeys in the premium plus price tiers. As a result of the Acquisition, the Company enhances its presence in the growing American whiskey category and expands its portfolio of premium plus price tier brands.

Following the Acquisition, Penelope became a wholly owned subsidiary of the Company and its financial results are included within the Branded Spirits segment. The aggregate consideration paid by the Company in connection with the Acquisition was $105,000 in cash paid at closing, with further additional potential earn-out consideration of up to a maximum cash payout of $110,800 if certain performance conditions, measured through December 31, 2025, are met. The consideration is subject to customary purchase price adjustments related to, among other things, net working capital and acquired cash. The consideration paid at closing included a preliminary estimated purchase price adjustment of $324. The cash portion of the consideration and transaction-related expenses were paid using both cash on hand and borrowings under the Company’s existing credit agreement. See Note 5, Corporate Borrowings, for further details.

For tax purposes, the Acquisition was structured as an asset purchase which created additional tax basis in the assets acquired as a result of valuing the assets at fair market value and the purchase price will be accounted for in accordance with U.S. federal tax law. Indefinite-lived intangible assets and goodwill is expected to be deductible for U.S. income tax purposes.

The Acquisition was accounted for as a business combination in accordance with Financial Accounting Standards Board Accounting Standard Codification 805, Business Combinations (“ASC 805”). The fair value of the assets acquired and liabilities assumed are based upon a preliminary assessment of fair value and may change as valuations for certain tangible assets, intangible assets, and contingent liabilities are finalized and the associated income tax impacts are determined. The Company expects to finalize the purchase price allocation as soon as practicable, but no longer than one year from the acquisition date.

Purchase Price Allocation. The following table summarizes the preliminary allocation of the consideration paid for Penelope to the preliminary estimated fair value of the assets acquired and liabilities assumed at the acquisition date, with the excess recorded to goodwill.

Consideration:
Cash	$105,324
Contingent consideration	63,900
Fair value of total consideration transferred	$169,224

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$926
Receivables	2,242
Inventory	12,783
Prepaid expenses and other assets	84
Property, plant and equipment, net	253
Intangible assets (a)	55,800
Operating lease right-of-use assets, net	426
Other assets	44
Total assets	72,558
Accounts payable	2,324
Accrued expenses and other	161
Long-term operating lease liabilities	268
Total liabilities	2,753
Goodwill	99,419
Total	$169,224
(a) Intangible assets acquired included trade names with an estimated fair value of $33,700 and distributor relationships with an estimated fair value of $22,100.

In accordance with ASC 805 assets acquired, liabilities assumed, and consideration transferred were recorded at their estimated fair values on the Acquisition date. The fair value measurements of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and represent Level 3 measurements within the fair value hierarchy. Level 3 inputs include discount rates that would be used by a market participant in valuing these assets and liabilities, projections of revenues and cash flows, distributor attrition rates, royalty rates, and market comparables, among others. The fair value of work-in-process and finished goods inventory was determined using the comparative sales method and raw materials was determined using the replacement cost method.

Goodwill of $99,419, all of which is expected to be deductible for tax purposes, represents the excess of the consideration transferred over the estimated fair value of assets acquired net of liabilities assumed. The Intangible assets acquired included indefinite-lived intangible assets, trade names, which have an estimated fair value of $33,700, and definite-lived intangible assets, distributor relationships, which have an estimated fair value of $22,100 and a useful life of 20 years. The trade names and distributor relationships acquired by the Company have been recorded at estimated fair values using the relief from royalty method and multi-period excess earnings method, respectively. Management engaged a third party valuation specialist to assist in the valuation analysis of certain acquired assets including trade names and distributor relationships.

The operating results of Penelope have been included in the Company’s condensed consolidated financial statements since the June 1, 2023 acquisition date. The operating results and pro forma results are not disclosed due to the immaterial impact to the Company’s Condensed Consolidated Statements of Income.

During the quarter ended June 30, 2023, the Company incurred $1,500 of acquisition related costs for the Acquisition, which are included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Income.

Contingent Consideration. The estimated fair value of the contingent consideration obligation at the acquisition date was $63,900, which was determined using a Monte Carlo simulation approach. This approach requires significant assumptions, including projected net sales, discount rates, and volatility rates. The inputs used in the calculation of the contingent consideration liability are considered Level 3 under the fair value hierarchy due to the lack of relevant market activity. The contingent consideration liability is measured on a quarterly basis and recorded at fair value. The changes in fair value of the obligation result from changes in the key assumptions, such as projected net sales, discount rates, and volatility rates. There were no changes in the fair value measurement of the contingent consideration obligation for the quarter ended June 30, 2023. The amount payable is based upon achievement of certain net sales targets between the acquisition date and December 31, 2025. The possible payments range from zero to a maximum payout of $110,800.

Note 4. Goodwill and Intangible Assets

Definite-Lived Intangible Assets. The Company acquired definite-lived intangible assets in connection with various acquisitions of businesses. The distributor relationships have a carrying value of $58,750, net of accumulated amortization of $4,750. The distributor relationships have a useful life of 20 years. The amortization expense for the quarter and year to date ended June 30, 2023 was $610 and $1,128, respectively. The amortization expense for the quarter and year to date ended June 30, 2022 was $517 and $1,035, respectively.

As of June 30, 2023, the expected future amortization expense related to definite-lived intangible assets is as follows:

Remainder of 2023	$1,587
2024	3,175
2025	3,175
2026	3,175
2027	3,175
Thereafter	44,463
Total	$58,750

Goodwill and Indefinite-Lived Intangible Assets. The Company records goodwill and indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and indefinite-lived intangible assets to its respective reporting units.

Changes in carrying amount of goodwill by business segment were as follows:

	Distilling Solutions	Branded Spirits	Ingredient Solutions	Total
Balance, December 31, 2022	$—	$226,294	$—	$226,294
Acquisitions	—	99,419	—	99,419
Balance, June 30, 2023	$—	$325,713	$—	$325,713

Changes in carrying amount of trade name intangible assets by business segment were as follows:

	Distilling Solutions	Branded Spirits	Ingredient Solutions	Total
Balance, December 31, 2022	$—	$178,990	$—	$178,990
Acquisitions	—	33,700	—	33,700
Balance, June 30, 2023	$—	$212,690	$—	$212,690

Note 5.  Corporate Borrowings

The following table presents the Company’s outstanding indebtedness:

Description(a)	June 30, 2023	December 31, 2022
Credit Agreement - Revolver, 6.20% (variable rate) due 2026	$98,000	$—
Convertible Senior Notes, 1.88% (fixed rate) due 2041	201,250	201,250
Note Purchase Agreement
Series A Senior Secured Notes, 3.53% (fixed rate) due 2027	13,600	15,200
Senior Secured Notes, 3.80% (fixed rate) due 2029	19,200	20,000
Total indebtedness outstanding	332,050	236,450
Less unamortized loan fees(b)	(6,946)	(6,115)
Total indebtedness outstanding, net	325,104	230,335
Less current maturities of long-term debt	(6,400)	(5,600)
Long-term debt	$318,704	$224,735
(a) Interest rates are as of June 30, 2023.
(b) Loan fees are being amortized over the life of the debt instruments.

Credit Agreement. On February 14, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with multiple participants led by Wells Fargo Bank, National Association (“Wells Fargo Bank”) that matures on March 14, 2026. The Credit Agreement provided for a $300,000 revolving credit facility. On May 14, 2021, the Credit Agreement was amended to increase the principal amount available to $400,000 and to permit the Company, subject to obtaining lender approval, to increase the amount of the revolving credit facility by up to an additional $100,000. On August 31, 2022, the Credit Agreement was amended to change the interest rate benchmark from LIBOR to SOFR. The Credit Agreement includes certain requirements and covenants with which the Company was in compliance at June 30, 2023. Part of the cash portion of the consideration paid to acquire Penelope and transaction-related expenses were financed with $105,000 borrowings under the Credit Agreement. As of June 30, 2023, the Company had $98,000 outstanding borrowings under the Credit Agreement, leaving $302,000 available.

Convertible Senior Notes. On November 16, 2021, the Company issued $201,250 in aggregate principal amount of 1.88% convertible senior notes due in 2041 (the “2041 Notes”). The 2041 Notes were issued pursuant to an indenture, dated as of November 16, 2021 (the “Indenture”), by and among the Company, as issuer, Luxco, Inc., MGPI Processing, Inc., and MGPI of Indiana, LLC, as subsidiary guarantors, and U.S. Bank National Association, as trustee. The 2041 Notes are senior, unsecured obligations of the Company and interest is payable semi-annually in arrears at a fixed interest rate of 1.88% on May 15 and November 15 of each year. The 2041 Notes mature on November 15, 2041 unless earlier repurchased, redeemed, or converted, per the terms of the Indenture. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2041 Notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at its election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2041 Notes being converted.

Note Purchase Agreements. The Company’s Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc. (“Prudential”), an affiliate of Prudential Financial, Inc., and certain affiliates of Prudential, provides for the issuance of $20,000 of Series A Senior Secured Notes and the issuance of up to $105,000 of additional Senior Secured Notes (or any higher amount solely to the extent Prudential has provided written notice to the Company of its authorization of such a higher amount). On July 29, 2021, Prudential provided the Company notice pursuant to Section 1.2 of the Note Purchase Agreement that Prudential has authorized an increase in the amount of additional Senior Secured Notes that may be issued under the uncommitted shelf facility under the Note Purchase Agreement from $105,000 to $140,000, effective as of July 29, 2021. The deadline for issuing any new notes under the shelf facility is August 23, 2023.

During 2017, the Company issued $20,000 of Series A Senior Secured Notes with a maturity date of August 23, 2027. During 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Note Purchase Agreement includes certain requirements and covenants with which the Company was in compliance at June 30, 2023. As of June 30, 2023, the Company had $13,600 of Series A Senior Secured Notes and $19,200 of additional Senior Secured Notes outstanding under the Note Purchase Agreement, leaving $120,000 available of Senior Secured Notes.

Note 6. Income Taxes
The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the estimated annual effective tax rate is updated and a year to date adjustment is made to the provision. The Company’s quarterly effective tax rate can be subject to significant change due to the effect of discrete items arising in a given quarter. Beginning in the second quarter of 2023, the estimated annual tax rate includes U.S. entities acquired in the Penelope acquisition.
Income tax expense for the quarter and year to date ended June 30, 2023 was $10,804 and $20,459, respectively, for an effective tax rate of 25.3 percent and 24.5 percent, respectively. The effective tax rate for the quarter and year to date ended June 30, 2023 differed from the 21 percent U.S. federal statutory rate on pretax income primarily due to state income taxes and income taxes on foreign subsidiaries, partially offset by U.S. state and federal tax credits and the deduction applicable to export activity. The Penelope acquisition had an immaterial impact on the quarter and year to date effective tax rate and deferred taxes, including any valuation allowances related to deferred taxes and reserves for uncertain tax positions.

Income tax expense for the quarter and year to date ended June 30, 2022 was $7,339 and $18,504, respectively, for an effective tax rate of 22.4 percent and 22.8 percent, respectively. The effective tax rate for the quarter and year to date ended June 30, 2022 differed from the 21 percent U.S. federal statutory rate on pretax income primarily due to state income taxes and income taxes on foreign subsidiaries, partially offset by state and federal tax credits, and the deduction applicable to export activity. The increase in income tax expense for the quarter and year to date ended June 30, 2022 was primarily due to higher income before income taxes as compared to the prior year periods.

Note 7.  Equity and EPS

The following table presents computations of basic and diluted EPS:

	Quarter Ended June 30,		Year to Date Ended June 30,
	2023	2022	2023	2022
Operations:
Net income(a)	$31,964	$25,362	$62,996	$62,733
Net loss attributable to noncontrolling interest	162	198	201	264
Income attributable to participating securities (unvested shares and units)(b)	(324)	(217)	(633)	(535)
Net income used in EPS calculation	$31,802	$25,343	$62,564	$62,462

Share information:
Basic weighted average common shares(c)	22,062,142	22,002,385	22,051,244	21,995,779
Diluted weighted average common shares(d)	22,139,663	22,002,385	22,106,113	21,995,779

Basic EPS	$1.44	$1.15	$2.84	$2.84
Diluted EPS	$1.44	$1.15	$2.83	$2.84
(a)Net income attributable to all stockholders.
(b)Participating securities included 226,684 and 189,297 unvested restricted stock units (“RSUs”) at June 30, 2023 and 2022, respectively.
(c)Under the two-class method, basic weighted average common shares exclude unvested participating securities.
(d)The impacts of the Convertible Senior Notes were included in the diluted weighted average common shares if the inclusion was dilutive. The Convertible Senior Notes would only have a dilutive impact if the average market price per share during the quarter and year to date period exceeds the conversion price of $96.24 per share. For the quarter ended June 30, 2023, the average market price per share during the quarter exceeded $96.24 per share; however, the impact to diluted EPS calculation was less than $0.01, which resulted in reported basic and diluted EPS being equal. For the year to date ended June 30, 2023, the inclusion of the shares had a dilutive impact and were included in the diluted EPS calculation. There was no dilutive impact for the quarter and year to date ended June 30, 2022.

Common Stock Share Activity. The following table presents the Company’s share activity:

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2022	437	21,994,042
Issuance of Common Stock	—	23,324
Repurchase of Common Stock (a)	—	(8,437)
Balance, March 31, 2023	437	22,008,929
Issuance of Common Stock	—	5,445
Repurchase of Common Stock(a)	—	—
Balance, June 30, 2023	437	22,014,374

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2021	437	21,964,314
Issuance of Common Stock	—	29,807
Repurchase of Common Stock (a)	—	(9,021)
Balance, March 31, 2022	437	21,985,100
Issuance of Common Stock	—	7,655
Repurchase of Common Stock(a)	—	(4)
Balance, June 30, 2022	437	21,992,751
(a)The Common Stock repurchases were for tax withholding on equity-based compensation.

Note 8.  Commitments and Contingencies

There are various legal and regulatory proceedings involving the Company and its subsidiaries.  The Company accrues estimated costs for a contingency when management believes that a loss is probable and can be reasonably estimated.

Note 9.  Employee and Non-Employee Benefit Plans

Share-Based Compensation Plans.  The Company’s share-based compensation plans provide for the awarding of stock options, stock appreciation rights, shares of restricted stock, and RSUs for senior executives and other employees, as well as non-employee directors. The Company currently has two active equity-based compensation plans: the 2014 Equity Incentive Plan (as amended, the “2014 Plan”) and the 2014 Non-Employee Director Equity Incentive Plan (the “Directors’ Plan”).

As of June 30, 2023, 658,081 RSUs had been granted from the 1,500,000 shares approved under the 2014 Plan, and 137,840 shares had been granted from the 300,000 shares approved under the Directors’ Plan. As of June 30, 2023, there were 226,684 unvested RSUs under the Company’s long-term incentive plans, all of which were participating securities (see Note 7).

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan (the “EDC Plan”) effective June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company’s obligations under the EDC Plan change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the EDC Plan. Realized and unrealized gains (losses) on deferred compensation plan investments were included as a component of other income (expense), net on the Company’s Condensed Consolidated Statements of Income. For the quarter and year to date ended June 30, 2023, the Company had a gain on deferred compensation plan investments of $211 and $390, respectively, and for the quarter and year to date ended June 30, 2022, the Company had a loss on deferred compensation plan investments of $489 and $828, respectively.

EDC Plan investments are classified as Level 1 in the fair value hierarchy since the investments trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. Participants were able to direct the deferral of a portion of their base salary and a portion of their estimated accrued short-term incentive plan (“STI Plan”) amounts that were paid during the first quarter of the following year. Base salary amounts elected for deferral are deposited into the EDC Plan by the Company on a weekly basis and allocated by participants among Company-determined investment options. STI Plan deferral amounts are deposited, at the time of payment, into the EDC Plan by the Company and allocated by participants among Company-determined investment options.

At June 30, 2023 and December 31, 2022, the EDC Plan investments were $2,979 and $2,176, respectively, which were recorded in other assets on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan current liabilities were $650 and $510 at June 30, 2023 and December 31, 2022, respectively, which were included in accrued expenses and other on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan non-current liabilities were $2,621 and $2,191 at June 30, 2023 and December 31, 2022, respectively, and were included in other noncurrent liabilities on the Company’s Condensed Consolidated Balance Sheets.

Note 10.  Operating Segments

At June 30, 2023, the Company had three segments: Distilling Solutions, Branded Spirits, and Ingredient Solutions. The Distilling Solutions segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry) and fuel grade alcohol. The Distilling Solutions segment also includes warehouse services, such as barrel put away, barrel storage, and barrel retrieval services. The Branded Spirits segment consists of a portfolio of high quality branded spirits which are produced through the distilleries and bottling facilities. The Ingredient Solutions segment consists of specialty starches and proteins and commodity starches and proteins.

Operating profit for each segment is based on sales less identifiable operating expenses.  Non-direct selling, general, and administrative expenses, interest expense, and other general miscellaneous expenses are excluded from segment operations and are classified as Corporate.  Receivables, inventories, property, plant and equipment, leases, goodwill, and intangible assets have been identified with the segments to which they relate.  All other assets are considered as Corporate.

The following table presents summarized financial information for each segment:

	Quarter Ended June 30,		Year to Date Ended June 30,
	2023	2022	2023	2022
Sales to Customers
Distilling Solutions	$116,865	$107,138	$230,088	$218,647
Branded Spirits	57,616	58,566	114,499	114,317
Ingredient Solutions	34,520	29,278	65,424	57,253
Total	$209,001	$194,982	$410,011	$390,217

Gross Profit
Distilling Solutions	$38,678	$29,780	$71,706	$68,713
Branded Spirits	26,003	20,960	50,596	45,742
Ingredient Solutions	11,614	8,484	23,817	16,590
Total	$76,295	$59,224	$146,119	$131,045

Depreciation and Amortization
Distilling Solutions	$2,870	$2,926	$5,721	$5,787
Branded Spirits	1,658	1,402	3,149	3,184
Ingredient Solutions	622	613	1,280	1,225
Corporate	169	362	340	728
Total	$5,319	$5,303	$10,490	$10,924

Income (loss) before Income Taxes
Distilling Solutions	$37,956	$29,127	$70,257	$67,119
Branded Spirits	9,221	7,454	18,378	18,240
Ingredient Solutions	10,001	7,477	20,847	14,948
Corporate	(14,410)	(11,357)	(26,027)	(19,070)
Total	$42,768	$32,701	$83,455	$81,237

The following table allocates assets to each segment as of:

	June 30, 2023	December 31, 2022
Identifiable Assets
Distilling Solutions	$396,306	$350,068
Branded Spirits	894,117	698,985
Ingredient Solutions	76,369	63,943
Corporate	28,337	45,215
Total	$1,395,129	$1,158,211

Note 11.  Subsequent Events

Dividend. On August 3, 2023, the Company announced a quarterly dividend payable to stockholders of record of the Company’s common stock, resulting in dividend equivalents payable to certain RSU holders, of $0.12 per share and per RSU. The dividend and dividend equivalents are payable on September 1, 2023 to stockholders of record and certain RSU holders on August 18, 2023.

Planned Closure of the Atchison Distillery. On July 13, 2023, the Company announced the decision by its Board of Directors to approve the closure of the Company’s distillery located in Atchison, Kansas (the “Atchison Distillery”). The anticipated closure date is January 2024. The Company currently expects to incur aggregate pre-tax charges of $23,000 to $31,000 for the year ending December 31, 2023 in connection with the closure of the Atchison Distillery.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, unless otherwise noted)

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report may contain forward looking statements as well as historical information.  All statements, other than statements of historical facts, regarding the prospects of our industry and our prospects, plans, financial position, and strategic plan may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation statements about the timing of and charges associated with the Atchison, Kansas distillery closure; our sources of cash being adequate; our capital expenditures; our ability to support our liquidity and operating needs through cash generated from operations; and our ability to obtain credit funding.  Forward looking statements are usually identified by or are associated with such words as “intend,” “plan,” “believe,” “estimate,” “expect,” “anticipate,” “project,” “forecast,” “hopeful,” “should,” “may,” “will,” “could,” “encouraged,” “opportunities,” “potential,” and similar terminology.  These forward-looking statements reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, our performance, our financial results, and our financial condition and are not guarantees of future performance.

All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially. For information on these risks and uncertainties and other factors that could affect the Company’s business, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K for the year ended December 31, 2022, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, this Report, and our other filings with the Securities and Exchange Commission (the “SEC”). Forward looking statements in this Report are made as of the date of this Report, and we undertake no obligation to update any forward-looking statements or information made in this Report, except as required by law.

RECENT DEVELOPMENTS

Acquisition of Penelope. On May 8, 2023, we entered into a definitive agreement to acquire 100 percent of the equity of Penelope Bourbon LLC (“Penelope”), and subsequently completed the acquisition on June 1, 2023. Penelope, prior to our acquisition, was a family and founder-owned and operated American whiskey company with a diverse portfolio of high-quality whiskeys in the premium plus price tiers. As a result of the acquisition, we enhance our presence in the growing American whiskey category and expand our portfolio of premium plus price tier brands. Following the acquisition, Penelope became a wholly owned subsidiary of the Company and its financial results are included in the Branded Spirits segment (see Note 3, Business Combination for additional information).

Planned Closure of the Atchison Distillery. On July 13, 2023, we announced the decision by our Board of Directors to approve the closure of our distillery located in Atchison, Kansas (the “Atchison Distillery”). The anticipated closure date is January 2024. The decision to close the Atchison Distillery is consistent with our plan to address profitability headwinds associated with our grain neutral spirits and industrial alcohol products within the Distilling Solutions segment. We currently expect to incur aggregate pre-tax charges of $23,000 to $31,000 for the year ending December 31, 2023 in connection with the closure of the Atchison Distillery.

OVERVIEW

MGP is a leading producer and supplier of premium distilled spirits, branded spirits and food ingredients. Distilled spirits include premium bourbon, rye, and other whiskeys (“brown goods”) and grain neutral spirits (“GNS”), including vodka and gin. Our distilled spirits are either sold directly or indirectly to manufacturers of other branded spirits. MGP is also a producer of high quality industrial alcohol for use in both food and non-food applications. We have a portfolio of our own high quality branded spirits, which we produce through our distilleries and bottling facilities and sell to distributors. Our branded spirits products account for a range of price points from value products through ultra premium brands, with a focus on high-end
American whiskey, tequila, and gin. Our protein and starch food ingredients serve a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. Our ingredients products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries.

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

RESULTS OF OPERATIONS

Consolidated Results

The table below details the consolidated results for the quarters ended June 30, 2023 and 2022:

	Quarter Ended June 30,
	2023	2022	2023 v. 2022
Sales	$209,001	$194,982	7%
Cost of sales	132,706	135,758	(2)
Gross profit	76,295	59,224	29
Gross margin %	36.5%	30.4%	6.1	pp(a)
Advertising and promotion expenses	8,639	6,065	42
Selling, general, and administrative (“SG&A”) expenses	23,513	17,853	32
Operating income	44,143	35,306	25
Operating margin %	21.1%	18.1%	3.0	pp
Interest expense, net	(1,282)	(1,543)	17
Other expense, net	(93)	(1,062)	91
Income before income taxes	42,768	32,701	31
Income tax expense	10,804	7,339	47
Effective tax expense rate %	25.3%	22.4%	2.9	pp
Net income	$31,964	$25,362	26%
Net income margin %	15.3%	13.0%	2.3	pp
(a) Percentage points (“pp”).

Sales - Sales for the quarter ended June 30, 2023 were $209,001, an increase of 7 percent compared to the year-ago quarter, which was the result of increased sales in the Distilling Solutions and Ingredient Solutions segments, partially offset by decreased sales in the Branded Spirits segment. Within the Distilling Solutions segment, sales were up 9 percent, primarily due to an increase in the sales of brown goods within premium beverage alcohol. Within the Ingredient Solutions segment, sales were up 18 percent, primarily due to increased sales of specialty wheat proteins. Within the Branded Spirits segment, sales were down 2 percent, primarily due to decreased sales of brands in the mid and value price tiers (see “Segment Results”).

Gross profit - Gross profit for the quarter ended June 30, 2023 was $76,295, an increase of 29 percent compared to the year-ago quarter. The increase was driven by an increase in gross profit in the Distilling Solutions, Branded Spirits and Ingredient Solutions segments. Within the Distilling Solutions segment, gross profit increased by $8,898, or 30 percent. Within the Branded Spirits segment, gross profit increased $5,043, or 24 percent. Within the Ingredient Solutions segment, gross profit increased by $3,130, or 37 percent (see “Segment Results”).

Advertising and promotion expenses - Advertising and promotion expenses for the quarter ended June 30, 2023 were $8,639, an increase of 42 percent compared to the year-ago quarter, primarily driven by increased advertising and promotion investment in the Branded Spirits segment, specifically in the premium plus price tiers.

SG&A expenses - SG&A expenses for the quarter ended June 30, 2023 were $23,513, an increase of 32 percent compared to the year-ago quarter, primarily due to higher personnel expenses and business acquisition costs related to the acquisition of Penelope.

Operating income - Operating income for the quarter ended June 30, 2023 increased to $44,143 from $35,306 for the quarter ended June 30, 2022, primarily due to a increase in gross profit in the Distilling Solutions, Branded Spirits, and Ingredient Solutions segments. These increases were partially offset by increases in the previously described SG&A and advertising and promotion expenses.

Operating income, quarter versus quarter	Operating Income	Change
Operating income for the quarter ended June 30, 2022	$35,306
Increase in gross profit - Distilling Solutions segment(a)	8,898	25%
Increase in gross profit - Branded Spirits segment(a)	5,043	14	pp(b)
Increase in gross profit - Ingredient Solutions segment(a)	3,130	9	pp
Increase in advertising and promotion expenses	(2,574)	(7)	pp
Increase in SG&A expenses	(5,660)	(16)	pp
Operating income for the quarter ended June 30, 2023	$44,143	25%

(a) See “Segment Results.”
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for the quarter ended June 30, 2023 was $10,804, for an effective tax rate of 25.3 percent. Income tax expense for the quarter ended June 30, 2022 was $7,339, for an effective tax rate of 22.4 percent. The increase in income tax expense, quarter versus quarter, was due primarily to higher income before income taxes and lower tax credits.

Earnings per common share (“EPS”) - Basic and diluted EPS was $1.44 for the quarter ended June 30, 2023, compared to $1.15 for the quarter ended June 30, 2022. The change in basic and diluted EPS, quarter versus quarter, was primarily due to an increase in operating income.

Change in basic and diluted EPS, quarter versus quarter	Basic and Diluted EPS	Change
Basic and diluted EPS for the quarter ended June 30, 2022	$1.15
Change in operating income(a)	0.31	26%
Change in other income (expense), net(a)	0.03	3	pp(b)
Change in interest expense, net(a)	0.01	1	pp
Change in effective tax rate	(0.06)	(5)	pp
Basic and diluted EPS for the quarter ended June 30, 2023	$1.44	25%
(a) Net of tax based on the effective tax rate for the base year (2022).
(b) Percentage points (“pp”).

The table below details the consolidated results for the year to date ended June 30, 2023 and 2022:

	Year to Date Ended June 30,
	2023	2022	2023 v. 2022
Sales	$410,011	$390,217	5%
Cost of sales	263,892	259,172	2
Gross profit	146,119	131,045	12
Gross margin %	35.6%	33.6%	2.0	pp(a)
Advertising and promotion expenses	16,372	11,569	42
SG&A expenses	44,045	34,090	29
Operating income	85,702	85,386	—
Operating margin %	20.9%	21.9%	(1.0)	pp
Interest expense, net	(2,277)	(3,141)	28
Other income (expense), net	30	(1,008)	103
Income before income taxes	83,455	81,237	3
Income tax expense	20,459	18,504	11
Effective tax expense rate %	24.5%	22.8%	1.7	pp
Net income	$62,996	$62,733	—%
Net income margin %	15.4%	16.1%	(0.7)	pp
(a) Percentage points (“pp”).

Sales - Sales for the year to date ended June 30, 2023 were $410,011, an increase of 5 percent compared to the year-ago period, which was the result of increased sales in the Distilling Solutions, Ingredient Solutions, and Branded Spirits segments. Within the Distilling Solutions segment, sales were up 5 percent, primarily due to an increase in the sales of brown goods within premium beverage alcohol. Within the Ingredient Solutions segment, sales were up 14 percent, primarily due to increased sales of specialty wheat proteins and commodity wheat starches. Within the Branded Spirits segment, sales were in line with the year-ago period (see “Segment Results”).

Gross profit - Gross profit for the year to date ended June 30, 2023 was $146,119, an increase of 12 percent compared to the year-ago period. The increase was driven by an increase in gross profit in the Ingredient Solutions, Branded Spirits, and Distilling Solutions segments. In the Ingredient Solutions segment, gross profit increased by $7,227, or 44 percent. In the Branded Spirits segment, gross profit increased by $4,854, or 11 percent. In the Distilling Solutions segment, gross profit increased by $2,993, or 4 percent (see “Segment Results”).

Advertising and promotion expenses - Advertising and promotion expenses for the year to date ended June 30, 2023 were $16,372, an increase of 42 percent compared to the year-ago period, primarily driven by increased advertising and promotion investment in the Branded Spirits segment, specifically in the premium plus price tiers.

SG&A expenses - SG&A expenses for the year to date ended June 30, 2023 were $44,045, an increase of 29 percent compared to the year-ago period. The increase in SG&A expenses was primarily due to higher personnel expenses and business acquisition expenses related to the acquisition of Penelope.

Operating income - Operating income for the year to date ended June 30, 2023 increased to $85,702 from $85,386 for the year to date period ended June 30, 2022, primarily due to increased gross profit in the Ingredient Solutions, Branded Spirits, and Distilling Solutions segments. These were partially offset by an increase in the previously described SG&A and advertising and promotion expenses.

Operating income, year to date versus year to date	Operating Income	Change
Operating income for the year to date ended June 30, 2022	$85,386
Increase in gross profit - Ingredient Solutions segment(a)	7,227	8%
Increase in gross profit - Branded Spirits segment(a)	4,854	6	pp(b)
Increase in gross profit - Distilling Solutions segment(a)	2,993	4	pp
Increase in advertising and promotion expenses	(4,803)	(6)	pp
Increase in SG&A expenses	(9,955)	(12)	pp
Operating income for the year to date ended June 30, 2023	$85,702	—%
(a) See “Segment Results.”
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for the year to date ended June 30, 2023 was $20,459, for an effective tax rate of 24.5 percent. Income tax expense for the year to date ended June 30, 2022, was $18,504, for an effective tax rate of 22.8 percent. The increase in income tax expense, year to date versus year to date, was primarily due to higher income before income taxes and lower tax credits.

Earnings per common share - Basic EPS for the year to date ended June 30, 2023 was consistent with the prior year period of $2.84. Diluted EPS was $2.83 for the year to date ended June 30, 2023, compared to $2.84 for the year to date ended June 30, 2022. The change in diluted EPS, year to date versus year to date, was primarily due to the impact of dilutive shares outstanding related to the conversion feature of the Convertible Senior Notes.

Change in basic and diluted EPS, year to date versus year to date	Basic and Diluted EPS	Change
Basic and diluted EPS for the year to date ended June 30, 2022	$2.84
Change in interest expense, net(a)	0.03	1%
Change in other income (expense), net(a)	0.03	1	pp(b)
Change in operating income(a)	0.01	—	pp
Change in effective tax rate	(0.06)	(2)	pp
Change in weighted average shares outstanding	(0.01)	—	pp
Basic EPS for the year to date ended June 30, 2023	$2.84	—%
Impact of dilutive shares outstanding	(0.01)	—	pp
Diluted EPS for the year to date ended June 30, 2023	$2.83	—%
(a) Net of tax based on the effective tax rate for the base year (2022).
(b) Percentage points (“pp”)

SEGMENT RESULTS

Distilling Solutions

The following tables show selected financial information for the Distilling Solutions segment for the quarters ended June 30, 2023 and 2022.

	DISTILLING SOLUTIONS SALES
	Quarter Ended June 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2023	2022	$ Change	% Change
Brown goods	$73,124	$56,331	$16,793	30%
White goods	16,816	17,441	(625)	(4)
Premium beverage alcohol	89,940	73,772	16,168	22
Industrial alcohol	10,065	12,885	(2,820)	(22)
Food grade alcohol	100,005	86,657	13,348	15
Fuel grade alcohol	1,898	3,312	(1,414)	(43)
Distillers feed and related co-products	8,215	11,267	(3,052)	(27)
Warehouse services	6,747	5,902	845	14
Total Distilling Solutions	$116,865	$107,138	$9,727	9%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Premium beverage alcohol	22%	(6)%	28%

	Other Financial Information
	Quarter Ended June 30,		Quarter versus Quarter Increase / (Decrease)
	2023	2022	$ Change	% Change
Gross profit	$38,678	$29,780	$8,898	30%
Gross margin %	33.1%	27.8%		5.3	pp(d)
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
(d) Percentage points (“pp”).

Total sales of the Distilling Solutions segment for the quarter ended June 30, 2023 increased by $9,727, or 9 percent, compared to the prior year quarter. Sales of brown goods within premium beverage alcohol and warehouse services increased while distillers feed and related co-products, industrial alcohol, fuel grade alcohol, and white goods within premium beverage alcohol decreased. The increase in sales of brown goods was primarily driven by higher average selling price. This increase was partially offset by a decrease in sales of distillers feed and related co-products, industrial alcohol, fuel grade alcohol, and white goods, which was driven primarily by lower sales volume. The decrease in white goods and industrial alcohol were partially offset by higher average selling price.

Gross profit increased quarter versus quarter by $8,898, or 30 percent. Gross margin for the quarter ended June 30, 2023 increased to 33.1 percent from 27.8 percent for the prior year quarter. The increase in gross profit was primarily due to higher average selling price for brown goods and white goods. These increases in gross profit were partially offset by higher input costs across all product categories.

The following tables show selected financial information for the Distilling Solutions segment for the year to date ended June 30, 2023 and 2022.

	DISTILLING SOLUTIONS SALES
	Year to Date Ended June 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2023	2022	$ Change	% Change
Brown Goods	$141,448	$118,476	$22,972	19%
White Goods	32,770	37,527	(4,757)	(13)
Premium beverage alcohol	174,218	156,003	18,215	12
Industrial alcohol	20,504	24,380	(3,876)	(16)
Food grade alcohol	194,722	180,383	14,339	8
Fuel grade alcohol	4,454	6,594	(2,140)	(32)
Distillers feed and related co-products	17,307	20,184	(2,877)	(14)
Warehouse services	13,605	11,486	2,119	18
Total Distilling Solutions	$230,088	$218,647	$11,441	5%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Premium beverage alcohol	12%	(12)%	24%

	Other Financial Information
	Year to Date Ended June 30,		Year to Date versus Year to Date Increase / (Decrease)
	2023	2022	$ Change	% Change
Gross profit	$71,706	$68,713	$2,993	4%
Gross margin %	31.2%	31.4%		(0.2)	pp(d)

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
(d) Percentage points (“pp”).

Total sales of the Distilling Solutions segment for the year to date ended June 30, 2023 increased by $11,441, or 5 percent compared to the year-ago period. Sales of brown goods within premium beverage alcohol and warehouse services increased while white goods within premium beverage alcohol, industrial alcohol, distillers feed and related co-products, and fuel grade alcohol decreased compared to the prior year to date period. The increase in sales of brown goods was driven by higher average selling price, partially offset by lower sales volume. This increase was partially offset by a decrease in sales of white goods and industrial alcohol, which was driven primarily by lower sales volume, partially offset by higher average selling price. Additionally, sales of distilleries feed and related co-products and fuel grade alcohol decreased primarily due to a decrease in sales volume.

Gross profit for the year to date ended June 30, 2023 increased by $2,993, or 4 percent compared to the year-ago period. Gross margin for the year to date ended June 30, 2023 decreased slightly to 31.2 percent from 31.4 percent for the prior year period. The increase in gross profit was due primarily to higher average selling price on brown goods. This increase was partially offset by higher input costs across all product categories. The average selling price for white goods, industrial alcohol, and distillers feed and related co-products increased, but not enough to offset the higher input costs which caused a slight decrease in the gross margin percentage.

Branded Spirits

The following tables show selected financial information for the Branded Spirits segment for the quarters ended June 30, 2023 and 2022.

	BRANDED SPIRITS SALES
	Quarter Ended June 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2023	2022	$ Change	% Change
Ultra premium	$14,372	$9,435	$4,937	52%
Super premium	3,130	3,226	(96)	(3)
Premium	6,261	5,775	486	8
Premium plus	23,763	18,436	5,327	29
Mid	17,090	23,301	(6,211)	(27)
Value	11,578	12,908	(1,330)	(10)
Other	5,185	3,921	1,264	32
Total Branded Spirits	$57,616	$58,566	$(950)	(2)%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	(2)%	(24)%	22%

	Other Financial Information
	Quarter Ended June 30,		Quarter versus Quarter Increase / (Decrease)
	2023	2022	$ Change	% Change
Gross profit	$26,003	$20,960	$5,043	24%
Gross margin %	45.1%	35.8%		9.3	pp(d)
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
(d) Percentage points (“pp”).

Total sales of the Branded Spirits segment for the quarter ended June 30, 2023 decreased by $950, or 2 percent compared to the prior year quarter. The decrease was primarily driven by decreased sales of brands within the mid and value price tiers primarily due to timing of sales associated with a distributor realignment made by the Company during the first quarter of 2023. These decreases were partially offset by an increase in the ultra premium price tier primarily due to an increase in sales of our American whiskey brands, including the additional brands acquired as part of the acquisition of Penelope.

Gross profit increased quarter versus quarter by $5,043, or 24 percent. Gross margin for the quarter ended June 30, 2023 increased to 45.1 percent from 35.8 percent for the prior year quarter. The increase in gross profit was primarily driven by an increase in sales volume and average selling price in the ultra premium price tier, partially offset by a decrease in sales volume of brands within the mid and value price tiers.

The following tables show selected financial information for the Branded Spirits segment for the year to date ended June 30, 2023 and 2022.

	BRANDED SPIRITS SALES
	Year to Date Ended June 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2023	2022	$ Change	% Change
Ultra premium	$23,487	$22,032	$1,455	7%
Super premium	5,977	6,172	(195)	(3)
Premium	13,045	11,915	1,130	9
Premium plus	42,509	40,119	2,390	6
Mid	37,925	42,574	(4,649)	(11)
Value	24,999	24,207	792	3
Other	9,066	7,417	1,649	22
Total Branded Spirits	$114,499	$114,317	$182	—%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	—%	(9)%	9%

	Other Financial Information
	Year to Date Ended June 30,		Year to Date versus Year to Date Increase / (Decrease)
	2023	2022	$ Change	% Change
Gross profit	$50,596	$45,742	$4,854	11%
Gross margin %	44.2%	40.0%		4.2	pp(d)
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
(d) Percentage points (“pp”).

Total sales of Branded Spirits for the year to date ended June 30, 2023 were in line with sales from the year ago period. Sales within the other category increased primarily due to increased sales volume of private label brands. Sales of brands within the ultra premium and premium price tiers increased due to an increase in average selling price as well the additional brands acquired as part of the acquisition of Penelope. These increases were primarily offset by decreased sales of brands within the mid price tier, primarily due to decreased sales volume.

Gross profit for the year to date ended June 30, 2023 increased by $4,854, or 11 percent. Gross margin for the year to date ended June 30, 2023 increased to 44.2 percent from 40.0 percent for the prior year. The increase in gross profit was primarily driven by an increase in average selling price in the ultra premium and premium price tier.

Ingredient Solutions

The following tables show selected financial information for the Ingredient Solutions segment for the quarters ended June 30, 2023 and 2022.

	INGREDIENT SOLUTIONS SALES
	Quarter Ended June 30,		Quarter versus Quarter Sales Change Increase / (Decrease)
	2023	2022	$ Change	% Change
Specialty wheat starches	$17,095	$16,001	$1,094	7%
Specialty wheat proteins	12,588	10,109	2,479	25
Commodity wheat starches	4,837	3,130	1,707	55
Commodity wheat proteins	—	38	(38)	N/A
Total Ingredient Solutions	$34,520	$29,278	$5,242	18%

	Change in Quarter versus Quarter Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	18%	(1)%	19%

	Other Financial Information
	Quarter Ended June 30,		Quarter versus Quarter Increase / (Decrease)
	2023	2022	$ Change	% Change
Gross profit	$11,614	$8,484	$3,130	37%
Gross margin %	33.6%	29.0%		4.6	pp(d)

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
(d) Percentage points (“pp”).

Total sales of the Ingredient Solutions segment for the quarter ended June 30, 2023 increased by $5,242, or 18 percent, compared to the prior year quarter. The increase was primarily driven by higher sales of specialty wheat proteins and commodity wheat starches primarily due to higher average selling prices and higher sales volume. Additionally, sales for specialty wheat starches increased primarily due to higher average selling prices, partially offset by lower sales volume.
Gross profit increased quarter versus quarter by $3,130, or 37 percent. Gross margin for the quarter ended June 30, 2023 increased to 33.6 percent from 29.0 percent for the prior year quarter. The increase in gross profit was primarily driven by higher average selling price across all product categories, partially offset by higher input costs across all product categories.

The following tables show selected financial information for the Ingredient Solutions segment for the year to date June 30, 2023 and 2022.

	INGREDIENT SOLUTIONS SALES
	Year to Date Ended June 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2023	2022	$ Change	% Change
Specialty wheat starches	$31,781	$31,204	$577	2%
Specialty wheat proteins	24,478	19,528	4,950	25
Commodity wheat starches	8,644	6,483	2,161	33
Commodity wheat proteins	521	38	483	1,271
Total Ingredient Solutions	$65,424	$57,253	$8,171	14%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	14%	(6)%	20%

	Other Financial Information
	Year to Date Ended June 30,		Year to Date versus Year to Date Increase / (Decrease)
	2023	2022	$ Change	% Change
Gross profit	$23,817	$16,590	$7,227	44%
Gross margin %	36.4%	29.0%		7.4	pp(d)

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
(d) Percentage points (“pp”).

Total sales of the Ingredient Solutions segment for the year to date ended June 30, 2023 increased by $8,171, or 14 percent, compared to the prior year period. The increase in Ingredient Solutions sales was primarily driven by higher sales of specialty wheat proteins due to higher average selling price and higher sales volume. Additionally, sales of commodity wheat starches, specialty wheat starches, and commodity wheat proteins increased primarily due to higher average selling price.
Gross profit increased by $7,227, or 44 percent for the year to date ended June 30, 2023 compared to the prior year period. Gross margin for the year to date ended June 30, 2023 increased to 36.4 percent from 29.0 percent for the prior year period. The increase in gross profit was primarily driven by higher average selling price across all product categories, partially offset by higher input across all product categories.

CASH FLOW, FINANCIAL CONDITION, AND LIQUIDITY

We believe our financial condition continues to be of high quality, as evidenced by our ability to generate adequate cash from operations while having ready access to capital at competitive rates.

Operating cash flow and borrowings through our Credit Agreement, Convertible Senior Notes and Note Purchase Agreement (see Note 5) provide the primary sources of cash to fund operating needs and capital expenditures. These same sources of cash are used to fund stockholder dividends and other discretionary uses. Our overall liquidity reflects our strong business results and an effective cash management strategy that takes into account liquidity management, economic factors, and tax considerations. We expect our sources of cash to be adequate to provide for budgeted capital expenditures, potential mergers or acquisitions, and anticipated operating requirements for the next 12 months and beyond.

Cash Flow Summary

	Year to Date Ended June 30,		Changes, year versus year Increase / (Decrease)
	2023	2022
Cash provided by operating activities	$20,156	$43,019	$(22,863)
Cash used in investing activities	(135,589)	(19,484)	(116,105)
Cash provided by (used in) financing activities	89,462	(7,649)	97,111
Effect of exchange rate changes on cash	41	(39)	80
Increase (decrease) in cash and cash equivalents	$(25,930)	$15,847	$(41,777)

Cash decreased $25,930 for the year to date ended June 30, 2023, compared to an increase of $15,847 for the year to date ended June 30, 2022, for a net decrease in cash of $41,777, period versus period.

Operating Activities. Cash provided by operating activities for the year to date ended June 30, 2023 was $20,156. The cash provided by operating activities resulted primarily from net income of $62,996, adjustments for non-cash or non-operating charges of $17,041, including depreciation and amortization and share-based compensation, partially offset by cash used in operating assets and liabilities, net of the effects of acquisition, of $59,881. The primary drivers of the changes in operating assets and liabilities were $41,020 use of cash related to an increase in inventories, primarily due to an increase in barreled distillate and finished goods inventory, $35,833 use of cash related to increased accounts receivable, net due to timing of sales and customer payments during the quarter, and $7,048 use of cash related to a decrease in accrued expenses and other, primarily due to incentive compensation expense. These uses of cash were partially offset, primarily by $22,328 cash provided by an increase in accounts payable due to timing of payments.

Cash provided by operating activities for the year to date ended June 30, 2022 was $43,019. The cash provided by operating activities resulted primarily from net income of $62,733, adjustments for non-cash or non-operating charges of $13,262, including depreciation and amortization, and share-based compensation, partially offset by cash used in operating assets and liabilities of $32,976. The primary drivers of the changes in operating assets and liabilities were $27,508 use of cash related to an increase in inventories, primarily due to an increase in barreled distillate and finished goods inventory, $13,142 use of cash related to increased accounts receivables, net, due to increased sales during the year to date period as well as timing of customer payments, and $4,791 use of cash related to accrued expenses and other primarily related to an increase in incentive compensation. These uses of cash were partially offset, primarily by $11,438 cash provided by an increase in accounts payable.

Investing Activities. Cash used in investing activities for the year to date ended June 30, 2023 was $135,589, which primarily resulted from $104,398 related to the acquisition of Penelope, net of cash acquired, and additions to property, plant, and equipment of $30,055 (see “Capital Spending”). Cash used in investing activities for the year to date ended June 30, 2022 was $19,484, which primarily resulted from additions to property, plant, and equipment of $18,087 (see “Capital Spending”).

Capital Spending. We manage capital spending to support our business growth plans. We have incurred $23,863 and $14,553 of capital expenditures and have paid $30,055 and $18,087 for capital expenditures for the year to date ended June 30, 2023 and 2022, respectively. The difference between the amount of capital expenditures incurred and amount paid is due to the change in capital expenditures in accounts payable. We expect approximately $63,000 in capital expenditures in 2023, which includes capital expenditures for facility improvement and expansion, facility sustaining projects, environmental health and safety projects, as well as the planned closure of the Atchison Distillery.

Financing Activities. Cash provided by financing activities for the year to date ended June 30, 2023 was $89,462, due to net proceeds on debt of $95,600 (see “Long-Term and Short-Term Debt”), partially offset by payments of dividends and dividend equivalents of $5,337 (see “Dividends and Dividend Equivalents”), and purchases of treasury stock of $801 (see “Treasury Purchases”).

Cash used in financing activities for the year to date ended June 30, 2022 was $7,649, due to payments of dividends and dividend equivalents of $5,322 (see “Dividends and Dividend Equivalents”), net payments on debt of $1,614 (see “Long-Term and Short-Term Debt”), and purchases of treasury stock of $713 (see “Treasury Purchases”).

Treasury Purchases. 22,592 RSUs vested and converted to shares of common stock for employees during the year to date ended June 30, 2023, of which we withheld and purchased for treasury 8,437 shares valued at $801 to cover payment of associated withholding taxes.

29,356 RSUs vested and converted to shares of common stock for employees during the year to date ended June 30, 2022, of which we withheld and purchased for treasury 9,025 shares valued at $713 to cover payment of associated withholding taxes.

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared(c)	Paid(c)	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2023
February 23, 2023	March 10, 2023	March 24, 2023	$0.12	$0.12	$2,640	$29	$2,669
May 4, 2023	May 19, 2023	June 2, 2023	0.12	0.12	2,641	27	2,668
			$0.24	$0.24	$5,281	$56	$5,337

2022
February 22, 2022	March 11, 2022	March 25, 2022	$0.12	$0.12	$2,638	$23	$2,661
May 5, 2022	May 20, 2022	June 3, 2022	0.12	0.12	2,638	23	2,661
			$0.24	$0.24	$5,276	$46	$5,322
(a) Dividend equivalent payments on unvested participating securities.
(b) Includes estimated forfeitures.
(c) Per share amount.

On August 3, 2023, we announced a dividend payable to stockholders of record of our common stock, resulting in dividend equivalents payable to certain RSU holders, of $0.12 per share and per RSU. The dividend and dividend equivalent are payable on September 1, 2023 to stockholders of record and certain RSU holders on August 18, 2023.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development, merger and acquisition, and share repurchase activities), and the overall cost of capital. Total debt was $325,104 (net of unamortized loan fees of $6,946) at June 30, 2023, and $230,335 (net of unamortized loan fees of $6,115) at December 31, 2022.

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

Our principal sources of cash are product sales and borrowing on our various debt agreements. Under our debt agreements, we must meet certain financial covenants and restrictions, and at June 30, 2023, we met those covenants and restrictions.

At June 30, 2023, our current assets exceeded our current liabilities by $402,198, largely due to our inventories, at cost, of $343,826. At June 30, 2023, our cash balance was $21,959 and we have used our various debt agreements for liquidity purposes, with $302,000 available under our Credit Agreement for additional borrowings and up to $120,000 potentially available through August 23, 2023 under the Note Purchase Agreement (see Note 5). We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments, dividend payments, and potential mergers and acquisitions. Subject to market conditions, we could also fund future mergers and acquisitions through the issuance of additional shares of our common stock or preferred stock. In addition, we have strong operating results such that we believe financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to commodity price and interest rate market risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets with the goal to reduce the potentially adverse effects that the volatility of these markets may have on our operating results and financial condition.

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

Interest Rate Exposures. Our various debt agreements (see Note 5) expose us to market risks arising from adverse changes in interest rates. Established procedures and internal processes govern the management of this market risk.

Increases in market interest rates would cause interest expense under our variable interest rate debt to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings under variable interest rate debt during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at June 30, 2023, a 100 basis point increase over the current rates actually in effect at such date would increase our interest expense on an annual basis by $361. Based on weighted average outstanding fixed-rate borrowings at June 30, 2023, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $28,795, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $36,219.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 30, 2023, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control. There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2022, and Note 8 in this Report for information on certain proceedings to which we are subject.

ITEM 1A.    RISK FACTORS

Risk factors are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. The following update, listed below, should be read in conjunction with the risk factors disclosed in our Form 10-K for the year ended December 31, 2022.

We may not realize the anticipated benefits from the announced planned closure of our Atchison, Kansas distillery.

On July 13, 2023, we announced the planned closure of our distillery located in Atchison, Kansas, with an anticipated closure date of January 2024, as part of our plan to address profitability headwinds associated with our white goods and industrial products within our Distilling Solutions segment. This closure and any other actions to address profitability headwinds could fail to achieve the anticipated results, could disrupt our business, and could have an adverse effect on our business, financial condition or results of operations. We cannot be sure that we will realize profitability improvements, gross margin improvements, or any other anticipated benefits from the closure of our Atchison, Kansas distillery or any other actions taken to address profitability headwinds. The Atchison, Kansas distillery closure, and its timing and effectiveness, is subject to assumptions, estimates, and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays or unanticipated costs, or if other unanticipated events or unintended consequences occur, our business and financial results could be adversely affected and could differ materially from our expectations.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended June 30, 2023.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased		(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 through April 30, 2023	—	(a)	$—	$—	$—
May 1, 2023 through May 31, 2023	—	(a)	$—	$—	$—
June 1, 2023 through June 30, 2023	—	(a)	$—	$—	$—
Total	—			$—

(a) Vested RSUs awarded under the 2014 Plan purchased to cover employee withholding taxes.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

During the quarter ended June 30, 2023, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) of Regulation S-K).

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
**32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
**32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2023, and December 31, 2022, (ii) Condensed Consolidated Statements of Income for the quarter and year to date ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the quarter and year to date ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the year to date ended June 30, 2023 and 2022, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the year to date ended June 30, 2023 and 2022, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data Filed - formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101
* Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	August 3, 2023	By	/s/ David J. Colo
David J. Colo, President and Chief Executive Officer

Date:	August 3, 2023	By	/s/ Brandon M. Gall
Brandon M. Gall, Vice President, Finance and Chief Financial Officer