Form 10-Q
period 2023-09-30
MGP INGREDIENTS INC
filed 2023-11-02
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
22,016,113 shares of Common Stock, no par value, as of October 27, 2023

METHOD OF PRESENTATION

Throughout this Quarterly Report on Form 10-Q (this “Report”), when we refer to the “Company,” “MGP,” “we,” “us,” “our,” and words of similar import, we are referring to the combined business of MGP Ingredients, Inc. and its consolidated subsidiaries, except to the extent that the context otherwise indicates. In this Report, for any references to Note 1 through Note 12, refer to the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.

All amounts in this Report, except for share, par values, bushels, gallons, pounds, mmbtu, proof gallons, 9-liter cases, per share, per bushel, per gallon, per proof gallon, per 9-liter case, and percentage amounts, are shown in thousands unless otherwise noted.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Quarter Ended September 30,		Year to Date Ended September 30,
	2023	2022	2023	2022
Sales	$211,624	$201,146	$621,635	$591,363
Cost of sales	138,176	142,098	402,068	401,270
Gross profit	73,448	59,048	219,567	190,093
Advertising and promotion expenses	9,505	7,279	25,877	18,848
Selling, general, and administrative expenses	21,570	17,905	65,615	51,995
Impairment of long-lived assets and other	18,334	—	18,334	—
Change in fair value of contingent consideration	4,200	—	4,200	—
Operating income	19,839	33,864	105,541	119,250
Interest expense, net	(2,353)	(1,350)	(4,630)	(4,491)
Other income (expense), net	(25)	(1,353)	5	(2,361)
Income before income taxes	17,461	31,161	100,916	112,398
Income tax expense	4,373	7,533	24,832	26,037
Net income	13,088	23,628	76,084	86,361
Net loss attributable to noncontrolling interest	123	180	324	444
Net income attributable to MGP Ingredients, Inc.	13,211	23,808	76,408	86,805
Income attributable to participating securities	(129)	(188)	(760)	(688)
Net income used in earnings per common share calculation	$13,082	$23,620	$75,648	$86,117

Weighted average common shares
Basic	22,066,159	22,008,381	22,056,270	22,000,026
Diluted	22,381,516	22,228,814	22,207,031	22,000,026

Earnings per common share
Basic	$0.59	$1.07	$3.43	$3.91
Diluted	$0.58	$1.06	$3.41	$3.91

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarter Ended September 30,		Year to Date Ended September 30,
	2023	2022	2023	2022
Net income attributable to MGP Ingredients, Inc.	$13,211	$23,808	$76,408	$86,805
Other comprehensive income (loss), net of tax:
Unrealized loss on foreign currency translation adjustment	(317)	(467)	(6)	(1,116)
Change in Company-sponsored post-employment benefit plan	8	(76)	(168)	(102)
Other comprehensive loss	(309)	(543)	(174)	(1,218)

Comprehensive income attributable to MGP Ingredients, Inc.	12,902	23,265	76,234	85,587

Comprehensive loss attributable to noncontrolling interest	(123)	(180)	(324)	(444)
Comprehensive income	$12,779	$23,085	$75,910	$85,143

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

	September 30, 2023	December 31, 2022
Current Assets
Cash and cash equivalents	$28,030	$47,889
Receivables (less allowance for credit loss, $1,475 at both September 30, 2023, and December 31, 2022)	126,692	109,267
Inventory	342,401	289,722
Prepaid expenses	4,600	2,957
Refundable income taxes	2,193	4,327
Total current assets	503,916	454,162
Property, plant, and equipment	465,746	450,800
Less accumulated depreciation and amortization	(222,497)	(215,168)
Property, plant, and equipment, net	243,249	235,632
Operating lease right-of-use assets, net	15,551	15,042
Investment in joint ventures	5,343	5,534
Intangible assets, net	272,520	216,768
Goodwill	321,544	226,294
Other assets	4,242	4,779
Total assets	$1,366,365	$1,158,211
Current Liabilities
Current maturities of long-term debt	$6,400	$5,600
Accounts payable	54,403	66,432
Federal and state excise taxes payable	2,719	4,627
Accrued expenses and other	26,586	28,716
Total current liabilities	90,108	105,375
Long-term debt, less current maturities	114,812	29,510
Convertible senior notes	195,465	195,225
Long-term operating lease liabilities	12,606	11,622
Contingent consideration	66,300	—
Other noncurrent liabilities	3,888	3,723
Deferred income taxes	65,000	67,112
Total liabilities	548,179	412,567
Commitments and Contingencies (Note 9)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 23,125,166 shares at September 30, 2023 and December 31, 2022; and 22,015,196 and 21,994,042 shares outstanding at September 30, 2023 and December 31, 2022, respectively	6,715	6,715
Additional paid-in capital	323,129	318,839
Retained earnings	511,480	443,061
Accumulated other comprehensive loss	(478)	(304)
Treasury stock, at cost, 1,109,970 and 1,131,124 shares at September 30, 2023 and December 31, 2022, respectively	(21,260)	(21,591)
Total MGP Ingredients, Inc. stockholders’ equity	819,590	746,724
Noncontrolling interest	(1,404)	(1,080)
Total equity	818,186	745,644
Total liabilities and equity	$1,366,365	$1,158,211
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$76,084	$86,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,272	16,257
Impairment of long-lived assets and other	18,334	—
Share-based compensation	5,651	3,086
Equity method investment loss	191	1,036
Deferred income taxes, including change in valuation allowance	(2,112)	(302)
Change in fair value of contingent consideration	4,200	—
Other, net	376	426
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables, net	(14,980)	(15,582)
Inventory	(42,015)	(30,599)
Prepaid expenses	(1,517)	1,165
Income taxes payable (refundable)	2,134	(1,006)
Accounts payable	(10,069)	12,613
Accrued expenses and other	(2,471)	1,220
Federal and state excise taxes payable	(1,908)	(2,279)
Other, net	435	(143)
Net cash provided by operating activities	48,605	72,253

Cash Flows from Investing Activities
Additions to property, plant, and equipment	(42,062)	(29,217)
Purchase of business, net of cash acquired	(103,712)	—
Contributions to equity method investment	—	(2,232)
Other, net	(916)	(315)
Net cash used in investing activities	(146,690)	(31,764)

Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(8,006)	(7,984)
Purchase of treasury stock	(801)	(714)
Proceeds from long-term debt	105,000	—
Principal payments on long-term debt	(18,000)	(2,603)
Net cash provided by (used in) financing activities	78,193	(11,301)

Effect of exchange rate changes on cash and cash equivalents	33	(82)
Increase (decrease) in cash and cash equivalents	(19,859)	29,106
Cash and cash equivalents, beginning of period	47,889	21,568
Cash and cash equivalents, end of period	$28,030	$50,674
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Year to Date Ended September 30, 2023
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2022	$4	$6,715	$318,839	$443,061	$(304)	$(21,591)	$(1,080)	$745,644
Comprehensive income:
Net income (loss)	—	—	—	31,071	—	—	(39)	31,032
Other comprehensive income	—	—	—	—	68	—	—	68
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,661)	—	—	—	(2,661)
Share-based compensation	—	—	2,665	—	—	—	—	2,665
Stock shares awarded, forfeited or vested	—	—	(507)	—	—	507	—	—
Stock shares repurchased	—	—	—	—	—	(801)	—	(801)
Balance, March 31, 2023	4	6,715	320,997	471,471	(236)	(21,885)	(1,119)	775,947
Comprehensive income:
Net income (loss)	—	—	—	32,126	—	—	(162)	31,964
Other comprehensive income	—	—	—	—	67	—	—	67
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,664)	—	—	—	(2,664)
Share-based compensation	—	—	1,808	—	—	—	—	1,808
Stock shares awarded, forfeited or vested	—	—	(538)	—	—	538	—	—
Balance, June 30, 2023	4	6,715	322,267	500,933	(169)	(21,347)	(1,281)	807,122
Comprehensive income:
Net income (loss)	—	—	—	13,211	—		(123)	13,088
Other comprehensive loss	—	—	—	—	(309)		—	(309)
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,664)	—	—	—	(2,664)
Share-based compensation	—	—	949	—	—	—	—	949
Stock shares awarded, forfeited, or vested	—	—	(87)	—	—	87	—	—
Balance, September 30, 2023	$4	$6,715	$323,129	$511,480	$(478)	$(21,260)	$(1,404)	$818,186

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

Basis of Presentation and Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter and year to date ended September 30, 2023, should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”).  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventories are stated at the lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials, primarily corn. Inventory consists of the following:

	September 30, 2023	December 31, 2022
Finished goods	$53,160	$47,073
Barreled distillate (bourbons and other whiskeys)	239,051	199,040
Raw materials	36,319	29,931
Work in process	550	1,645
Maintenance materials	10,528	9,931
Other	2,793	2,102
Total	$342,401	$289,722

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

Business Combinations. Assets acquired and liabilities assumed during a business combination are generally recorded at fair market value as of the acquisition date. Goodwill is recognized to the extent that the purchase consideration, including contingent consideration, exceeds the value of the assets acquired and liabilities assumed. The Company uses its internal estimates and third party valuation specialists to assist in determining the fair value of the assets acquired and liabilities assumed. During the measurement periods, which can be up to one year after the acquisition date, the Company can make adjustments to the fair value of the assets acquired and liabilities assumed, with the offset being an adjustment to goodwill.

Goodwill and Other Intangible Assets. The Company records goodwill and other indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and other indefinite-lived intangible assets to its respective reporting units. The Company evaluates goodwill for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. To the extent that the carrying value exceeds fair value, an impairment of goodwill is recognized. Judgment is required in the determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. The Company separately evaluates indefinite-lived intangible assets for impairment. As of September 30, 2023, the Company determined that goodwill and indefinite-lived intangible assets were not impaired.

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

The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable.  The carrying value of the short-term financial instruments approximates the fair value due to their short-term nature. These financial instruments have no stated maturities or the financial instruments have short-term maturities that approximate market.

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. Excluding the impact of the conversion feature of the Convertible Senior Notes, the fair value of the Company’s debt was $223,030 and $150,249 at September 30, 2023 and December 31, 2022, respectively. The financial statement carrying value of total debt (net of unamortized loan fees) was $316,677 and $230,335 at September 30, 2023 and December 31, 2022, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

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

Fair value disclosure for deferred compensation plan investments is included in Note 10, Employee and Non-Employee Benefit Plans.

Equity Method Investments. The Company holds 50 percent interests in DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S.de R.L. de C.V. (“Agricola” and together with DGL, “LMX”), which are accounted for as equity method investments and are considered affiliates of the Company. The investment in LMX, which is recorded in investment in joint ventures on the Condensed Consolidated Balance Sheets, was $5,343 and $5,534 at September 30, 2023 and December 31, 2022, respectively. During the quarters ended September 30, 2023 and 2022, the Company recorded a gain of $388 and a loss of $856, respectively, from its equity method investments, and during the year to date ended September 30, 2023 and 2022, the Company recorded a loss of $191 and $1,036, respectively, which is recorded in other income (expense), net on the Condensed Consolidated Statements of Income. During the quarter and year to date ended September 30, 2023, the Company purchased $10,223 and $30,178, respectively, of finished goods from LMX and bulk beverage alcohol from the other 50 percent owner of DGL. During the quarter and year to date ended September 30, 2022, the Company purchased $8,265 and $28,194, respectively, of finished goods from LMX and bulk beverage alcohol from the other 50 percent owner of DGL.

Recently Adopted Accounting Standard Updates. The Company did not adopt any new Accounting Standard Updates during the quarter ended September 30, 2023.

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

Disaggregation of Sales. The following table presents the Company’s sales by segment and major products and services:

	Quarter Ended September 30,		Year to Date Ended September 30,
	2023	2022	2023	2022
Distilling Solutions
Brown goods	$73,409	$57,423	$214,857	$175,899
White goods	14,429	20,469	47,199	57,996
Premium beverage alcohol	87,838	77,892	262,056	233,895
Industrial alcohol	9,407	10,761	29,911	35,141
Food grade alcohol	97,245	88,653	291,967	269,036
Fuel grade alcohol	1,509	3,713	5,963	10,307
Distillers feed and related co-products	5,746	9,943	23,053	30,127
Warehouse services	7,353	6,335	20,958	17,821
Total Distilling Solutions	111,853	108,644	341,941	327,291

Branded Spirits
Ultra premium	20,107	13,804	43,594	35,836
Super premium	3,637	3,350	9,614	9,522
Premium	7,099	6,013	20,144	17,928
Premium plus	30,843	23,167	73,352	63,286
Mid	17,650	20,834	55,575	63,408
Value	11,049	12,097	36,048	36,304
Other	7,277	6,663	16,343	14,080
Total Branded Spirits	66,819	62,761	181,318	177,078

Ingredient Solutions
Specialty wheat starches	17,196	16,241	48,977	47,445
Specialty wheat proteins	11,440	9,697	35,918	29,225
Commodity wheat starches	4,226	3,803	12,870	10,286
Commodity wheat proteins	90	—	611	38
Total Ingredient Solutions	32,952	29,741	98,376	86,994

Total sales	$211,624	$201,146	$621,635	$591,363

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

Following the Acquisition, Penelope became a wholly owned subsidiary of the Company and its financial results are included within the Branded Spirits segment. The aggregate consideration paid by the Company in connection with the Acquisition was $105,000 in cash paid at closing, with further additional potential earn-out consideration of up to a maximum cash payout of $110,800 if certain performance conditions, measured through December 31, 2025, are met. The consideration is subject to customary purchase price adjustments related to, among other things, net working capital and acquired cash. The consideration paid at closing included a preliminary estimated purchase price adjustment. During the quarter ended September 30, 2023, the Company finalized the net working capital adjustments, which decreased the cash consideration from $105,000 at closing to $104,638 at September 30, 2023. The cash portion of the consideration and transaction-related expenses were paid using both cash on hand and borrowings under the Company’s existing credit agreement. See Note 6, Corporate Borrowings, for further details.

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

Consideration:
Cash	$104,638
Contingent consideration	62,100
Fair value of total consideration transferred	$166,738

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$926
Receivables	2,323
Inventory	12,454
Prepaid expenses and other assets	77
Property, plant and equipment, net	253
Intangible assets (a)	57,700
Operating lease right-of-use assets, net	426
Other assets	44
Total assets	74,203
Accounts payable	2,242
Accrued expenses and other	205
Long-term operating lease liabilities	268
Total liabilities	2,715
Goodwill	95,250
Total	$166,738
(a) Intangible assets acquired included trade names with an estimated fair value of $34,000 and distributor relationships with an estimated fair value of $23,700.

In accordance with ASC 805, assets acquired, liabilities assumed, and consideration transferred were recorded at their estimated fair values on the Acquisition date. The fair value measurements of tangible and intangible assets and liabilities were based on significant inputs not observable in the market and represent Level 3 measurements within the fair value hierarchy. Level 3 inputs include discount rates that would be used by a market participant in valuing these assets and liabilities, projections of revenues and cash flows, distributor attrition rates, royalty rates, and market comparables, among others. The fair value of work-in-process and finished goods inventory was determined using the comparative sales method and raw materials was determined using the replacement cost method.

Goodwill of $95,250, all of which is expected to be deductible for tax purposes, represents the excess of the consideration transferred over the estimated fair value of assets acquired net of liabilities assumed. The intangible assets acquired included indefinite-lived intangible assets, trade names, which have an estimated fair value of $34,000, and definite-lived intangible assets, distributor relationships, which have an estimated fair value of $23,700 and a useful life of 20 years. The trade names and distributor relationships acquired by the Company have been recorded at estimated fair values using the relief from royalty method and multi-period excess earnings method, respectively. Management engaged a third party valuation specialist to assist in the valuation analysis of certain acquired assets including trade names and distributor relationships.

The operating results of Penelope have been included in the Company’s condensed consolidated financial statements since the June 1, 2023 acquisition date. The operating results and pro forma results are not disclosed due to the immaterial impact to the Company’s Condensed Consolidated Statements of Income.

During the quarter and year to date ended September 30, 2023, the Company incurred $314 and $1,814 of costs related to the Acquisition, which are included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Income.

Contingent Consideration. The estimated fair value of the contingent consideration obligation at the Acquisition date was $62,100, which was determined using a Monte Carlo simulation approach. This approach requires significant assumptions, including projected net sales, discount rates, and volatility rates. The inputs used in the calculation of the contingent consideration liability are considered Level 3 under the fair value hierarchy due to the lack of relevant market activity. The contingent consideration liability is measured on a quarterly basis and recorded at fair value. The changes in fair value of the obligation resulted from changes in the key assumptions between measurement dates, such as projected net sales, discount rates, and volatility rates. During the quarter ended September 30, 2023 there was a $4,200 adjustment to the fair value measurement of the contingent consideration obligation. The amount payable is based upon achievement of certain net sales targets between the Acquisition date and December 31, 2025. The possible payments range from zero to a maximum payout of $110,800.

Note 4. Goodwill and Intangible Assets

Definite-Lived Intangible Assets. The Company acquired definite-lived intangible assets in connection with various acquisitions of businesses. The distributor relationships have a carrying value of $59,530, net of accumulated amortization of $5,570. The distributor relationships have a useful life of 20 years. The amortization expense for the quarter and year to date ended September 30, 2023 was $820 and $1,948, respectively. The amortization expense for the quarter and year to date ended September 30, 2022 was $518 and $1,553, respectively.

As of September 30, 2023, the expected future amortization expense related to definite-lived intangible assets is as follows:

Remainder of 2023	$813
2024	3,255
2025	3,255
2026	3,255
2027	3,255
Thereafter	45,697
Total	$59,530

Goodwill and Indefinite-Lived Intangible Assets. The Company records goodwill and indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and indefinite-lived intangible assets to its respective reporting units.

Changes in carrying amount of goodwill by business segment were as follows:

	Distilling Solutions	Branded Spirits	Ingredient Solutions	Total
Balance, December 31, 2022	$—	$226,294	$—	$226,294
Acquisitions	—	95,250	—	95,250
Balance, September 30, 2023	$—	$321,544	$—	$321,544

Changes in carrying amount of trade name intangible assets by business segment were as follows:

	Distilling Solutions	Branded Spirits	Ingredient Solutions	Total
Balance, December 31, 2022	$—	$178,990	$—	$178,990
Acquisitions	—	34,000	—	34,000
Balance, September 30, 2023	$—	$212,990	$—	$212,990

Note 5. Planned Closure of the Atchison Distillery

On July 13, 2023, the Company announced the decision by its Board of Directors to approve the closure of the Company’s distillery located in Atchison, Kansas (the “Atchison Distillery”). The anticipated closure date is January 2024. The decision to close the Atchison Distillery is consistent with the Company’s plan to address profitability headwinds associated with its GNS and industrial alcohol products within the Distilling Solutions segment. As a result of the decision to close the Atchison Distillery, the Company, with the assistance of a third-party valuation specialist, completed a fair value analysis of the assets associated with the Atchison Distillery during the quarter ended September 30, 2023. The fair value of the assets associated with the Atchison Distillery were determined using a combination of the cost and market approach. During the quarter and year to date ended September 30, 2023, the Company recorded a $17,112 impairment of assets, which was recorded in impairment of long-lived assets and other on the Condensed Consolidated Statement of Income. The impaired assets were recorded within the Distilling Solution segment.

Additionally, the Company recorded $1,222 of expenses related to severance costs, contract termination fees, and consulting fees, which were recorded in impairment of long-lived assets and other on the Condensed Consolidated Statement of Income for the quarter and year to date ended September 30, 2023.

Note 6.  Corporate Borrowings

The following table presents the Company’s outstanding indebtedness:

Description(a)	September 30, 2023	December 31, 2022
Credit Agreement - Revolver, 6.42% (variable rate) due 2026	$91,000	$—
Convertible Senior Notes, 1.88% (fixed rate) due 2041	201,250	201,250
Note Purchase Agreement
Series A Senior Secured Notes, 3.53% (fixed rate) due 2027	12,800	15,200
Senior Secured Notes, 3.80% (fixed rate) due 2029	18,400	20,000
Total indebtedness outstanding	323,450	236,450
Less unamortized loan fees(b)	(6,773)	(6,115)
Total indebtedness outstanding, net	316,677	230,335
Less current maturities of long-term debt	(6,400)	(5,600)
Long-term debt	$310,277	$224,735
(a) Interest rates are as of September 30, 2023.
(b) Loan fees are being amortized over the life of the debt instruments.

Credit Agreement. On February 14, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with multiple participants led by Wells Fargo Bank, National Association (“Wells Fargo Bank”) that matures on March 14, 2026. The Credit Agreement provided for a $300,000 revolving credit facility. On May 14, 2021, the Credit Agreement was amended to increase the principal amount available to $400,000 and to permit the Company, subject to obtaining lender approval, to increase the amount of the revolving credit facility by up to an additional $100,000. On August 31, 2022, the Credit Agreement was amended to change the interest rate benchmark from LIBOR to SOFR. The Credit Agreement includes certain requirements and covenants with which the Company was in compliance at September 30, 2023. Part of the cash portion of the consideration paid to acquire Penelope and transaction-related expenses were financed with $105,000 borrowings under the Credit Agreement. As of September 30, 2023, the Company had $91,000 outstanding borrowings under the Credit Agreement, leaving $309,000 available.

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

Note Purchase Agreements. The Company’s Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc. (“Prudential”), an affiliate of Prudential Financial, Inc., and certain affiliates of Prudential, provides for the issuance of $20,000 of Series A Senior Secured Notes and the issuance of up to $105,000 of additional Senior Secured Notes (or any higher amount solely to the extent Prudential has provided written notice to the Company of its authorization of such a higher amount). Effective August 23, 2023, the Note Purchase Agreement was amended to increase the total amount of Senior Secured Notes that may be issued under the facility of the Note Purchase Agreement to $250,000. Additionally, the period for issuing senior secured promissory notes under the Note Purchase Agreement was extended from August 23, 2023 to August 31, 2026.

During 2017, the Company issued $20,000 of Series A Senior Secured Notes with a maturity date of August 23, 2027. During 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Note Purchase Agreement includes certain requirements and covenants with which the Company was in compliance at September 30, 2023. As of September 30, 2023, the Company had $12,800 of Series A Senior Secured Notes and $18,400 of additional Senior Secured Notes outstanding under the Note Purchase Agreement, leaving $218,800 available under the Note Purchase Agreement.

Note 7. Income Taxes
The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the estimated annual effective tax rate is updated and a year to date adjustment is made to the provision. The Company’s quarterly effective tax rate can be subject to significant change due to the effect of discrete items arising in a given quarter. Beginning in the second quarter of 2023, the estimated annual tax rate includes the U.S. entity acquired in the Penelope Acquisition.
Income tax expense for the quarter and year to date ended September 30, 2023 was $4,373 and $24,832, respectively, for an effective tax rate of 25.0 percent and 24.6 percent, respectively. The effective tax rate for the quarter and year to date ended September 30, 2023 differed from the 21 percent U.S. federal statutory rate on pretax income primarily due to state income taxes and income taxes on foreign subsidiaries, partially offset by U.S. state and federal tax credits and the deduction applicable to export activity. As a result of the planned closure of the Atchison Distillery, the Company incurred impairment expenses (see Note 5 for more details on the planned closure). For the quarter ended September 30, 2023, the impairment had an immaterial impact on the effective tax rate; however, it did result in a reduced income tax expense due to the decrease in income before income taxes when using the estimated annual effective rate calculation.

Income tax expense for the quarter and year to date ended September 30, 2022 was $7,533 and $26,037, respectively, for an effective tax rate of 24.2 percent and 23.2 percent, respectively. The effective tax rate for the quarter and year to date ended September 30, 2022 differed from the 21 percent U.S. federal statutory rate on pretax income primarily due to state and foreign income taxes, partially offset by state and federal tax credits, and the deduction applicable to export activity. The increase in income tax expense for the year to date ended September 30, 2022 was primarily due to higher income before income taxes as compared to the prior year periods.

Note 8.  Equity and EPS

The following table presents computations of basic and diluted EPS:

	Quarter Ended September 30,		Year to Date Ended September 30,
	2023	2022	2023	2022
Operations:
Net income(a)	$13,088	$23,628	$76,084	$86,361
Net loss attributable to noncontrolling interest	123	180	324	444
Income attributable to participating securities (unvested shares and units)(b)	(129)	(188)	(760)	(688)
Net income used in EPS calculation	$13,082	$23,620	$75,648	$86,117

Share information:
Basic weighted average common shares(c)	22,066,159	22,008,381	22,056,270	22,000,026
Diluted weighted average common shares(d)	22,381,516	22,228,814	22,207,031	22,000,026

Basic EPS	$0.59	$1.07	$3.43	$3.91
Diluted EPS	$0.58	$1.06	$3.41	$3.91
(a)Net income attributable to all stockholders.
(b)Participating securities included 226,410 and 176,398 unvested restricted stock units (“RSUs”) at September 30, 2023 and 2022, respectively.

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

Common Stock Share Activity. The following table presents the Company’s share activity:

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2022	437	21,994,042
Issuance of Common Stock	—	23,324
Repurchase of Common Stock (a)	—	(8,437)
Balance, March 31, 2023	437	22,008,929
Issuance of Common Stock	—	5,445
Repurchase of Common Stock(a)	—	—
Balance, June 30, 2023	437	22,014,374
Issuance of Common Stock	—	822
Repurchase of Common Stock(a)	—	—
Balance, September 30, 2023	437	22,015,196

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2021	437	21,964,314
Issuance of Common Stock	—	29,807
Repurchase of Common Stock (a)	—	(9,021)
Balance, March 31, 2022	437	21,985,100
Issuance of Common Stock	—	7,655
Repurchase of Common Stock(a)	—	(4)
Balance, June 30, 2022	437	21,992,751
Issuance of Common Stock	—	606
Repurchase of Common Stock(a)	—	(2)
Balance, September 30, 2022	437	21,993,355
(a)The Common Stock repurchases were for tax withholding on equity-based compensation.

Note 9.  Commitments and Contingencies

The Company and its subsidiaries are, from time to time, a party to legal and regulatory proceedings arising in the ordinary course of its business.  The Company accrues estimated costs for a contingency when management believes that a loss is probable and can be reasonably estimated.

Note 10.  Employee and Non-Employee Benefit Plans

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

As of September 30, 2023, 658,081 RSUs had been granted from the 1,500,000 shares approved under the 2014 Plan, and 138,662 shares had been granted from the 300,000 shares approved under the Directors’ Plan. As of September 30, 2023, there were 226,410 unvested RSUs under the Company’s long-term incentive plans, all of which were participating securities (see Note 8).

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan (the “EDC Plan”) effective June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company’s obligations under the EDC Plan change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the EDC Plan. Realized and unrealized gains (losses) on deferred compensation plan investments were included as a component of other income (expense), net on the Company’s Condensed Consolidated Statements of Income. For the quarter and year to date ended September 30, 2023, the Company had a loss on deferred compensation plan investments of $118 and a gain on deferred compensation plan investments of $272, respectively. For the quarter and year to date ended September 30, 2022, the Company had a loss on deferred compensation plan investments of $103 and $931, respectively.

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

At September 30, 2023 and December 31, 2022, the EDC Plan investments were $2,878 and $2,176, respectively, which were recorded in other assets on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan current liabilities were $650 and $510 at September 30, 2023 and December 31, 2022, respectively, which were included in accrued expenses and other on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan non-current liabilities were $2,615 and $2,191 at September 30, 2023 and December 31, 2022, respectively, and were included in other noncurrent liabilities on the Company’s Condensed Consolidated Balance Sheets.

Note 11.  Operating Segments

At September 30, 2023, the Company had three segments: Distilling Solutions, Branded Spirits, and Ingredient Solutions. The Distilling Solutions segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry) and fuel grade alcohol. The Distilling Solutions segment also includes warehouse services, such as barrel put away, barrel storage, and barrel retrieval services. The Branded Spirits segment consists of a portfolio of high quality branded spirits which are produced through the distilleries and bottling facilities. The Ingredient Solutions segment consists of specialty starches and proteins and commodity starches and proteins.

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

The following table presents summarized financial information for each segment:

	Quarter Ended September 30,		Year to Date Ended September 30,
	2023	2022	2023	2022
Sales to Customers
Distilling Solutions	$111,853	$108,644	$341,941	$327,291
Branded Spirits	66,819	62,761	181,318	177,078
Ingredient Solutions	32,952	29,741	98,376	86,994
Total	$211,624	$201,146	$621,635	$591,363

Gross Profit
Distilling Solutions	$33,280	$25,917	$104,986	$94,630
Branded Spirits	29,040	25,067	79,636	70,809
Ingredient Solutions	11,128	8,064	34,945	24,654
Total	$73,448	$59,048	$219,567	$190,093

Depreciation and Amortization
Distilling Solutions	$3,082	$2,929	$8,803	$8,716
Branded Spirits	1,914	1,434	5,063	4,618
Ingredient Solutions	619	613	1,899	1,838
Corporate	167	357	507	1,085
Total	$5,782	$5,333	$16,272	$16,257

Income (loss) before Income Taxes
Distilling Solutions	$13,930	$25,213	$84,187	$92,332
Branded Spirits	7,199	9,776	25,577	28,016
Ingredient Solutions	9,408	6,822	30,255	21,770
Corporate	(13,076)	(10,650)	(39,103)	(29,720)
Total	$17,461	$31,161	$100,916	$112,398

The following table allocates assets to each segment as of:

	September 30, 2023	December 31, 2022
Identifiable Assets
Distilling Solutions	$351,154	$350,068
Branded Spirits	895,139	698,985
Ingredient Solutions	79,828	63,943
Corporate	40,244	45,215
Total	$1,366,365	$1,158,211

Note 12.  Subsequent Events

Dividend. On November 2, 2023, the Company announced a quarterly dividend payable to stockholders of record of the Company’s common stock, resulting in dividend equivalents payable to certain RSU holders, of $0.12 per share and per RSU. The dividend and dividend equivalents are payable on December 1, 2023 to stockholders of record and certain RSU holders on November 17, 2023.

Related Party Transaction. The Company leases bottling and warehousing facilities in St. Louis, Missouri from Kemper-Themis, L.L.C. (“Kemper”), which is owned by Donn Lux, a member of the Company’s Board of Directors. On October 31, 2023, the Company’s Audit Committee and Board of Directors approved the purchase of the Kemper bottling and warehousing facilities from Kemper for $9,000. The purchase and sales agreement was entered into by both parties subsequent to approval and the transaction is expected to close during the first quarter of 2024. The transaction was entered into at fair value based on two independent appraisers’ valuation; therefore, the transaction is deemed to have been conducted at an arm’s length.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, unless otherwise noted)

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report may contain forward looking statements as well as historical information.  All statements, other than statements of historical facts, regarding the prospects of our industry and our prospects, plans, financial position, and strategic plan may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation statements about the timing of the Atchison, Kansas distillery closure; our sources of cash being adequate; our capital expenditures; our ability to support our liquidity and operating needs through cash generated from operations; and our ability to obtain credit funding.  Forward looking statements are usually identified by or are associated with such words as “intend,” “plan,” “believe,” “estimate,” “expect,” “anticipate,” “project,” “forecast,” “hopeful,” “should,” “may,” “will,” “could,” “encouraged,” “opportunities,” “potential,” and similar terminology.  These forward-looking statements reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, our performance, our financial results, and our financial condition and are not guarantees of future performance.

All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially. For information on these risks and uncertainties and other factors that could affect the Company’s business, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K for the year ended December 31, 2022, our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2023, this Report, and our other filings with the Securities and Exchange Commission (the “SEC”). Forward looking statements in this Report are made as of the date of this Report, and we undertake no obligation to update any forward-looking statements or information made in this Report, except as required by law.

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

Planned Closure of the Atchison Distillery. On July 13, 2023, we announced the decision by our Board of Directors to approve the closure of our distillery located in Atchison, Kansas (the “Atchison Distillery”). The anticipated closure date is January 2024. The decision to close the Atchison Distillery is consistent with our plan to address profitability headwinds associated with our grain neutral spirits (“GNS”) and industrial alcohol products within the Distilling Solutions segment. During the quarter and year to date ended September 30, 2023, we recorded a $17,112 impairment of assets, which was recorded in impairment of long-lived assets and other line on the Condensed Consolidated Statement of Income. The impaired assets were recorded within the Distilling Solution segment. Additionally, we recorded $1,222 of expenses related to severance costs, contract termination fees, and consulting fees, which were recorded in impairment of long-lived assets and other line on the Condensed Consolidated Statement of Income for the quarter and year to date ended September 30, 2023 (see Note 5, Planned Closure of the Atchison Distillery for additional information).

OVERVIEW

MGP is a leading producer and supplier of premium distilled spirits, branded spirits, and food ingredients. Distilled spirits include premium bourbon, rye, and other whiskeys (“brown goods”) and GNS, including vodka and gin. Our distilled spirits are either sold directly or indirectly to manufacturers of other branded spirits. MGP is also a producer of high quality industrial alcohol for use in both food and non-food applications. We have a portfolio of our own high quality branded spirits, which we produce through our distilleries and bottling facilities and sell to distributors. Our branded spirits products account for a range of price points from value products through ultra premium brands, with a focus on high-end American whiskey, tequila, and gin. Our protein and starch food ingredients serve a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. Our ingredients products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries.

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

RESULTS OF OPERATIONS

Consolidated Results

The table below details the consolidated results for the quarters ended September 30, 2023 and 2022:

	Quarter Ended September 30,
	2023	2022	2023 v. 2022
Sales	$211,624	$201,146	5%
Cost of sales	138,176	142,098	(3)
Gross profit	73,448	59,048	24
Gross margin %	34.7%	29.4%	5.3	pp(a)
Advertising and promotion expenses	9,505	7,279	31
Selling, general, and administrative (“SG&A”) expenses	21,570	17,905	20
Impairment of long-lived assets and other	18,334	—	N/A
Change in fair value of contingent consideration	4,200	—	N/A
Operating income	19,839	33,864	(41)
Operating margin %	9.4%	16.8%	(7.4)	pp
Interest expense, net	(2,353)	(1,350)	(74)
Other expense, net	(25)	(1,353)	98
Income before income taxes	17,461	31,161	(44)
Income tax expense	4,373	7,533	(42)
Effective tax expense rate %	25.0%	24.2%	0.8	pp
Net income	$13,088	$23,628	(45)%
Net income margin %	6.2%	11.7%	(5.5)	pp
(a) Percentage points (“pp”).

Sales - Sales for the quarter ended September 30, 2023 were $211,624, an increase of 5 percent compared to the year-ago quarter, which was the result of increased sales in the Branded Spirits, Ingredient Solutions, and Distilling Solutions segments. Within the Branded Spirits segment, sales were up 6 percent, primarily due to increased sales of brands in the ultra premium price tier. Within the Ingredient Solutions segment, sales were up 11 percent, primarily due to increased sales of specialty wheat proteins and starches. Within the Distilling Solutions segment, sales were up 3 percent, primarily due to an increase in the sales of brown goods within premium beverage alcohol (see “Segment Results”).

Gross profit - Gross profit for the quarter ended September 30, 2023 was $73,448, an increase of 24 percent compared to the year-ago quarter. The increase was driven by an increase in gross profit in the Distilling Solutions, Branded Spirits, and Ingredient Solutions segments. Within the Distilling Solutions segment, gross profit increased by $7,363, or 28 percent. Within the Branded Spirits segment, gross profit increased $3,973, or 16 percent. Within the Ingredient Solutions segment, gross profit increased by $3,064, or 38 percent (see “Segment Results”).

Advertising and promotion expenses - Advertising and promotion expenses for the quarter ended September 30, 2023 were $9,505, an increase of 31 percent compared to the year-ago quarter, primarily driven by increased advertising and promotion investment in the Branded Spirits segment, specifically in the premium plus price tiers.

SG&A expenses - SG&A expenses for the quarter ended September 30, 2023 were $21,570, an increase of 20 percent compared to the year-ago quarter, primarily due to higher personnel expenses.

Operating income - Operating income for the quarter ended September 30, 2023 decreased to $19,839 from $33,864 for the quarter ended September 30, 2022, primarily due to the impairment of assets and other expenses of $18,334 related to the planned closure of the Atchison Distillery and the change in fair value of the contingent consideration of $4,200 related to the Penelope acquisition. These decreases were partially offset by increases in gross profit in all three segments.

Operating income, quarter versus quarter	Operating Income	Change
Operating income for the quarter ended September 30, 2022	$33,864
Increase in gross profit - Distilling Solutions segment(a)	7,363	22%
Increase in gross profit - Branded Spirits segment(a)	3,973	12	pp(b)
Increase in gross profit - Ingredient Solutions segment(a)	3,064	9	pp
Increase in advertising and promotion expenses	(2,226)	(7)	pp
Increase in SG&A expenses	(3,665)	(11)	pp
Impairment of long-lived assets and other	(18,334)	(54)	pp
Change in fair value of contingent consideration	(4,200)	(12)	pp
Operating income for the quarter ended September 30, 2023	$19,839	(41)%
(a) See “Segment Results.”
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for the quarter ended September 30, 2023 was $4,373, for an effective tax rate of 25.0 percent. Income tax expense for the quarter ended September 30, 2022 was $7,533, for an effective tax rate of 24.2 percent. The decrease in income tax expense, quarter versus quarter, was due to lower income before income taxes.

Earnings per common share (“EPS”) - Basic EPS was $0.59 for the quarter ended September 30, 2023, compared to $1.07 for the quarter ended September 30, 2022. The change in basic EPS quarter versus quarter, was primarily due to a decrease in operating income. Diluted EPS was $0.58 for the quarter ended September 30, 2023, compared to $1.06 for the quarter ended September 30, 2022. The change in diluted EPS, quarter versus quarter, was primarily due to the same change as basic EPS as well as the impact of dilutive shares outstanding related to the conversion feature of the Convertible Senior Notes.

Change in EPS , quarter versus quarter	EPS	Change
Basic EPS for the quarter ended September 30, 2022	$1.07
Change in operating income(a)	(0.48)	(45)%
Change in other income (expense), net(a)	0.05	5	pp(b)
Change in interest expense, net(a)	(0.03)	(3)	pp
Change in effective tax rate	(0.02)	(2)	pp
Basic EPS for the quarter ended September 30, 2023	$0.59	(45)%
Impact of dilutive shares outstanding	(0.01)	(1)	pp
Diluted EPS for the quarter ended September 30, 2023	$0.58	(46)%
(a) Net of tax based on the effective tax rate for the base year (2022).
(b) Percentage points (“pp”).

The table below details the consolidated results for the year to date ended September 30, 2023 and 2022:

	Year to Date Ended September 30,
	2023	2022	2023 v. 2022
Sales	$621,635	$591,363	5%
Cost of sales	402,068	401,270	—
Gross profit	219,567	190,093	16
Gross margin %	35.3%	32.1%	3.2	pp(a)
Advertising and promotion expenses	25,877	18,848	37
SG&A expenses	65,615	51,995	26
Impairment of long-lived assets and other	18,334	—	N/A
Change in fair value of contingent consideration	4,200	—	N/A
Operating income	105,541	119,250	(11)
Operating margin %	17.0%	20.2%	(3.2)	pp
Interest expense, net	(4,630)	(4,491)	(3)
Other income (expense), net	5	(2,361)	100
Income before income taxes	100,916	112,398	(10)
Income tax expense	24,832	26,037	(5)
Effective tax expense rate %	24.6%	23.2%	1.4	pp
Net income	$76,084	$86,361	(12)%
Net income margin %	12.2%	14.6%	(2.4)	pp
(a) Percentage points (“pp”).

Sales - Sales for the year to date ended September 30, 2023 were $621,635, an increase of 5 percent compared to the year-ago period, which was the result of increased sales in the Distilling Solutions, Ingredient Solutions, and Branded Spirits segments. Within the Distilling Solutions segment, sales were up 4 percent, primarily due to an increase in the sales of brown goods within premium beverage alcohol. Within the Ingredient Solutions segment, sales were up 13 percent, primarily due to increased sales across all Ingredient Solutions product lines. Within the Branded Spirits segment, sales were up 2 percent, primarily due to increased sales of brands in the ultra premium price tiers (see “Segment Results”).

Gross profit - Gross profit for the year to date ended September 30, 2023 was $219,567, an increase of 16 percent compared to the year-ago period. The increase was driven by an increase in gross profit in the Distilling Solutions, Ingredient Solutions, and Branded Spirits segments. In the Distilling Solutions segment, gross profit increased by $10,356, or 11 percent. In the Ingredient Solutions segment, gross profit increased by $10,291, or 42 percent. In the Branded Spirits segment, gross profit increased by $8,827, or 12 percent (see “Segment Results”).

Advertising and promotion expenses - Advertising and promotion expenses for the year to date ended September 30, 2023 were $25,877, an increase of 37 percent compared to the year-ago period, primarily driven by increased advertising and promotion investment in the Branded Spirits segment, specifically in the premium plus price tiers.

SG&A expenses - SG&A expenses for the year to date ended September 30, 2023 were $65,615, an increase of 26 percent compared to the year-ago period. The increase in SG&A expenses was primarily due to higher personnel expenses and business acquisition expenses related to the acquisition of Penelope.

Operating income - Operating income for the year to date ended September 30, 2023 decreased to $105,541 from $119,250 for the year to date period ended September 30, 2022, primarily due to the impairment of assets and other expenses of $18,334 related to the planned closure of the Atchison Distillery and the change in fair value of the contingent consideration of $4,200 related to the Penelope acquisition, as well as increased SG&A and advertising and promotion expenses as discussed above. These decreases were partially offset by increased gross profit in all three segments.

Operating income, year to date versus year to date	Operating Income	Change
Operating income for the year to date ended September 30, 2022	$119,250
Increase in gross profit - Distilling Solutions segment(a)	10,356	9%
Increase in gross profit - Ingredient Solutions segment(a)	10,291	9	pp(b)
Increase in gross profit - Branded Spirits segment(a)	8,827	7	pp
Increase in advertising and promotion expenses	(7,029)	(6)	pp
Increase in SG&A expenses	(13,620)	(11)	pp
Impairment of long-lived assets and other	(18,334)	(15)	pp
Change in fair value of contingent consideration	(4,200)	(4)	pp
Operating income for the year to date ended September 30, 2023	$105,541	(11)%
(a) See “Segment Results.”
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for the year to date ended September 30, 2023 was $24,832, for an effective tax rate of 24.6 percent. Income tax expense for the year to date ended September 30, 2022, was $26,037, for an effective tax rate of 23.2 percent. The decrease in income tax expense, year to date versus year to date, was due to lower income before income taxes.
Earnings per common share - Basic EPS was $3.43 for the year to date ended September 30, 2023, compared to $3.91 for the year to date ended September 30, 2022. The change in basic EPS, year to date versus year to date, was primarily due to a decrease in operating income. Diluted EPS was $3.41 for the year to date ended September 30, 2023, compared to $3.91 for the year to date ended September 30, 2022. The change in diluted EPS, year to date versus year to date, was primarily due to the same change as basic EPS as well as the impact of dilutive shares outstanding related to the conversion feature of the Convertible Senior Notes.

Change in EPS, year to date versus year to date	EPS	Change
Basic EPS for the year to date ended September 30, 2022	$3.91
Change in operating income(a)	(0.47)	(12)%
Change in other income (expense), net(a)	0.08	2	pp(b)
Change in effective tax rate	(0.08)	(2)	pp
Change in weighted average shares outstanding	(0.01)	—	pp
Basic EPS for the year to date ended September 30, 2023	$3.43	(12)%
Impact of dilutive shares outstanding	(0.02)	(1)	pp
Diluted EPS for the year to date ended September 30, 2023	$3.41	(13)%
(a) Net of tax based on the effective tax rate for the base year (2022).
(b) Percentage points (“pp”)

SEGMENT RESULTS

Distilling Solutions

The following tables show selected financial information for the Distilling Solutions segment for the quarters ended September 30, 2023 and 2022.

	DISTILLING SOLUTIONS SALES
	Quarter Ended September 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2023	2022	$ Change	% Change
Brown goods	$73,409	$57,423	$15,986	28%
White goods	14,429	20,469	(6,040)	(30)
Premium beverage alcohol	87,838	77,892	9,946	13
Industrial alcohol	9,407	10,761	(1,354)	(13)
Food grade alcohol	97,245	88,653	8,592	10
Fuel grade alcohol	1,509	3,713	(2,204)	(59)
Distillers feed and related co-products	5,746	9,943	(4,197)	(42)
Warehouse services	7,353	6,335	1,018	16
Total Distilling Solutions	$111,853	$108,644	$3,209	3%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Premium beverage alcohol	13%	(15)%	28%

	Other Financial Information
	Quarter Ended September 30,		Quarter versus Quarter Increase / (Decrease)
	2023	2022	$ Change	% Change
Gross profit	$33,280	$25,917	$7,363	28%
Gross margin %	29.8%	23.9%		5.9	pp(d)
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
(d) Percentage points (“pp”).

Total sales of the Distilling Solutions segment for the quarter ended September 30, 2023 increased by $3,209, or 3 percent, compared to the prior year quarter. Sales of brown goods within premium beverage alcohol and warehouse services increased while white goods within premium beverage alcohol, distillers feed and related co-products, fuel grade alcohol, and industrial alcohol decreased. The increase in sales of brown goods was primarily driven by higher average selling price, partially offset by decreased sales volume. This increase was partially offset by a decrease in sales of white goods, distillers feed and related co-products, fuel grade alcohol, and industrial alcohol, which was driven primarily by lower sales volume.

Gross profit increased quarter versus quarter by $7,363, or 28 percent. Gross margin for the quarter ended September 30, 2023 increased to 29.8 percent from 23.9 percent for the prior year quarter. The increase in gross profit was primarily due to higher average selling price for brown goods. These increases in gross profit were partially offset by higher input costs across all product categories.

The following tables show selected financial information for the Distilling Solutions segment for the year to date ended September 30, 2023 and 2022.

	DISTILLING SOLUTIONS SALES
	Year to Date Ended September 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2023	2022	$ Change	% Change
Brown Goods	$214,857	$175,899	$38,958	22%
White Goods	47,199	57,996	(10,797)	(19)
Premium beverage alcohol	262,056	233,895	28,161	12
Industrial alcohol	29,911	35,141	(5,230)	(15)
Food grade alcohol	291,967	269,036	22,931	9
Fuel grade alcohol	5,963	10,307	(4,344)	(42)
Distillers feed and related co-products	23,053	30,127	(7,074)	(23)
Warehouse services	20,958	17,821	3,137	18
Total Distilling Solutions	$341,941	$327,291	$14,650	4%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Premium beverage alcohol	12%	(13)%	25%

	Other Financial Information
	Year to Date Ended September 30,		Year to Date versus Year to Date Increase / (Decrease)
	2023	2022	$ Change	% Change
Gross profit	$104,986	$94,630	$10,356	11%
Gross margin %	30.7%	28.9%		1.8	pp(d)

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
(d) Percentage points (“pp”).

Total sales of the Distilling Solutions segment for the year to date ended September 30, 2023 increased by $14,650, or 4 percent compared to the year-ago period. Sales of brown goods within premium beverage alcohol and warehouse services increased while white goods within premium beverage alcohol, distillers feed and related co-products, industrial alcohol, and fuel grade alcohol decreased compared to the prior year to date period. The increase in sales of brown goods was driven by higher average selling price, partially offset by lower sales volume. This increase was partially offset by a decrease in sales of white goods, distillers feed and related co-products, industrial alcohol and fuel grade alcohol, which was driven primarily by lower sales volume. The decreases in white goods, distillers feed and related co-products, and industrial alcohol were partially offset by higher average selling price.

Gross profit for the year to date ended September 30, 2023 increased by $10,356, or 11 percent compared to the year-ago period. Gross margin for the year to date ended September 30, 2023 increased to 30.7 percent from 28.9 percent for the prior year period. The increase in gross profit was due primarily to higher average selling price for brown goods and white goods. This increase was partially offset by higher input costs across all product categories.

Branded Spirits

The following tables show selected financial information for the Branded Spirits segment for the quarters ended September 30, 2023 and 2022.

	BRANDED SPIRITS SALES
	Quarter Ended September 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2023	2022	$ Change	% Change
Ultra premium	$20,107	$13,804	$6,303	46%
Super premium	3,637	3,350	287	9
Premium	7,099	6,013	1,086	18
Premium plus	30,843	23,167	7,676	33
Mid	17,650	20,834	(3,184)	(15)
Value	11,049	12,097	(1,048)	(9)
Other	7,277	6,663	614	9
Total Branded Spirits	$66,819	$62,761	$4,058	6%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	6%	(16)%	22%

	Other Financial Information
	Quarter Ended September 30,		Quarter versus Quarter Increase / (Decrease)
	2023	2022	$ Change	% Change
Gross profit	$29,040	$25,067	$3,973	16%
Gross margin %	43.5%	39.9%		3.6	pp(d)
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
(d) Percentage points (“pp”).

Total sales of the Branded Spirits segment for the quarter ended September 30, 2023 increased by $4,058, or 6 percent compared to the prior year quarter. The increase was driven by sales of brands within the premium plus price tiers, partially offset by a decrease in sales of brands within the mid and value price tiers. The increase in sales of brands within the ultra premium price tier was primarily due to an increase in sales of our American whiskey brands, including the additional brands acquired as part of the acquisition of Penelope. The increase in sales of brands within the premium price tier was primarily due to an increase in sales of our tequila brands. These increases were partially offset by decreased sales of brands within the mid and value price tiers due to a decrease in sales volume.

Gross profit increased quarter versus quarter by $3,973, or 16 percent. Gross margin for the quarter ended September 30, 2023 increased to 43.5 percent from 39.9 percent for the prior year quarter. The increase in gross profit was primarily driven by an increase in sales volume and average selling price in the ultra premium price tier.

The following tables show selected financial information for the Branded Spirits segment for the year to date ended September 30, 2023 and 2022.

	BRANDED SPIRITS SALES
	Year to Date Ended September 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2023	2022	$ Change	% Change
Ultra premium	$43,594	$35,836	$7,758	22%
Super premium	9,614	9,522	92	1
Premium	20,144	17,928	2,216	12
Premium plus	73,352	63,286	10,066	16
Mid	55,575	63,408	(7,833)	(12)
Value	36,048	36,304	(256)	(1)
Other	16,343	14,080	2,263	16
Total Branded Spirits	$181,318	$177,078	$4,240	2%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	2%	(8)%	10%

	Other Financial Information
	Year to Date Ended September 30,		Year to Date versus Year to Date Increase / (Decrease)
	2023	2022	$ Change	% Change
Gross profit	$79,636	$70,809	$8,827	12%
Gross margin %	43.9%	40.0%		3.9	pp(d)
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
(d) Percentage points (“pp”).

Total sales of Branded Spirits for the year to date ended September 30, 2023 increased by $4,240, or 2 percent compared to the year-ago period. Sales of brands within the premium plus price tiers as well as sales within the other category increased while sales of brands within the mid and value price tiers decreased. The increase in sales of brands within the ultra premium and premium price tiers was primarily due to an increase in average selling price as well as the additional brands acquired as part of the acquisition of Penelope. Sales within the other category increased primarily due to increased sales volume of private label brands. These increases were partially offset by decreased sales of brands within the mid price tier, primarily due to decreased sales volume as a result of shifting to higher margin accretive brands within the premium plus price tiers, partially offset by an increase in average selling price.

Gross profit for the year to date ended September 30, 2023 increased by $8,827, or 12 percent compared to the year-ago period. Gross margin for the year to date ended September 30, 2023 increased to 43.9 percent from 40.0 percent for the prior year. The increase in gross profit was primarily driven by an increase in average selling price in the premium plus, mid, value, and other price tiers. These increases were partially offset by increased costs in the ultra premium price tier, the other category, and mid price tiers.

Ingredient Solutions

The following tables show selected financial information for the Ingredient Solutions segment for the quarters ended September 30, 2023 and 2022.

	INGREDIENT SOLUTIONS SALES
	Quarter Ended September 30,		Quarter versus Quarter Sales Change Increase / (Decrease)
	2023	2022	$ Change	% Change
Specialty wheat starches	$17,196	$16,241	$955	6%
Specialty wheat proteins	11,440	9,697	1,743	18
Commodity wheat starches	4,226	3,803	423	11
Commodity wheat proteins	90	—	90	N/A
Total Ingredient Solutions	$32,952	$29,741	$3,211	11%

	Change in Quarter versus Quarter Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	11%	(8)%	19%

	Other Financial Information
	Quarter Ended September 30,		Quarter versus Quarter Increase / (Decrease)
	2023	2022	$ Change	% Change
Gross profit	$11,128	$8,064	$3,064	38%
Gross margin %	33.8%	27.1%		6.7	pp(d)

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
(d) Percentage points (“pp”).

Total sales of the Ingredient Solutions segment for the quarter ended September 30, 2023 increased by $3,211, or 11 percent, compared to the prior year quarter, reflecting an increase across all product categories. The increase was primarily driven by higher sales of specialty wheat proteins, specialty wheat starches, and commodity wheat starches primarily due to higher average selling prices, partially offset by lower sales volume.
Gross profit increased quarter versus quarter by $3,064, or 38 percent. Gross margin for the quarter ended September 30, 2023 increased to 33.8 percent from 27.1 percent for the prior year quarter. The increase in gross profit was primarily driven by higher average selling price of specialty wheat starch and proteins, partially offset by higher input costs across all product categories.

The following tables show selected financial information for the Ingredient Solutions segment for the year to date September 30, 2023 and 2022.

	INGREDIENT SOLUTIONS SALES
	Year to Date Ended September 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2023	2022	$ Change	% Change
Specialty wheat starches	$48,977	$47,445	$1,532	3%
Specialty wheat proteins	35,918	29,225	6,693	23
Commodity wheat starches	12,870	10,286	2,584	25
Commodity wheat proteins	611	38	573	1,508
Total Ingredient Solutions	$98,376	$86,994	$11,382	13%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	13%	(7)%	20%

	Other Financial Information
	Year to Date Ended September 30,		Year to Date versus Year to Date Increase / (Decrease)
	2023	2022	$ Change	% Change
Gross profit	$34,945	$24,654	$10,291	42%
Gross margin %	35.5%	28.3%		7.2	pp(d)

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
(d) Percentage points (“pp”).

Total sales of the Ingredient Solutions segment for the year to date ended September 30, 2023 increased by $11,382, or 13 percent, compared to the prior year period, reflecting an increase across all product categories. The increase in Ingredient Solutions sales was primarily driven by higher sales of specialty wheat proteins due to higher average selling price and higher sales volume. Additionally, sales of commodity wheat starches and specialty wheat starches increased primarily due to higher average selling price, partially offset by lower sales volume.
Gross profit increased by $10,291, or 42 percent for the year to date ended September 30, 2023 compared to the prior year period. Gross margin for the year to date ended September 30, 2023 increased to 35.5 percent from 28.3 percent for the prior year period. The increase in gross profit was primarily driven by higher average selling price across all product categories, partially offset by higher input across those same product categories.

CASH FLOW, FINANCIAL CONDITION, AND LIQUIDITY

We believe our financial condition continues to be of high quality, as evidenced by our ability to generate adequate cash from operations while having ready access to capital at competitive rates.

Operating cash flow and borrowings through our Credit Agreement, Convertible Senior Notes, and Note Purchase Agreement (see Note 6) provide the primary sources of cash to fund operating needs and capital expenditures. These same sources of cash are used to fund stockholder dividends and other discretionary uses. Our overall liquidity reflects our strong business results and an effective cash management strategy that takes into account liquidity management, economic factors, and tax considerations. We expect our sources of cash to be adequate to provide for budgeted capital expenditures, potential mergers or acquisitions, and anticipated operating requirements for the next 12 months and beyond.

Cash Flow Summary

	Year to Date Ended September 30,		Changes, year versus year Increase / (Decrease)
	2023	2022
Cash provided by operating activities	$48,605	$72,253	$(23,648)
Cash used in investing activities	(146,690)	(31,764)	(114,926)
Cash provided by (used in) financing activities	78,193	(11,301)	89,494
Effect of exchange rate changes on cash	33	(82)	115
Increase (decrease) in cash and cash equivalents	$(19,859)	$29,106	$(48,965)

Cash decreased $19,859 for the year to date ended September 30, 2023, compared to an increase of $29,106 for the year to date ended September 30, 2022, for a net decrease in cash of $48,965, period versus period.

Operating Activities. Cash provided by operating activities for the year to date ended September 30, 2023 was $48,605. The cash provided by operating activities resulted primarily from net income of $76,084, adjustments for non-cash or non-operating charges of $42,912, including impairment of long-lived assets and other, depreciation and amortization, share-based compensation, and the change in fair value of contingent consideration, partially offset by cash used in operating assets and liabilities, net of the effects of acquisition, of $70,391. The primary drivers of the changes in operating assets and liabilities were $42,015 use of cash related to an increase in inventories, primarily due to an increase in barreled distillate, $14,980 use of cash related to increased accounts receivable, net due to timing of sales and customer payments during the quarter, and $10,069 use of cash related to a decrease in accounts payable due to timing of payments.

Cash provided by operating activities for the year to date ended September 30, 2022 was $72,253. The cash provided by operating activities resulted primarily from net income of $86,361, adjustments for non-cash or non-operating charges of $20,503, including depreciation and amortization, and share-based compensation, partially offset by cash used in operating assets and liabilities of $34,611. The primary drivers of the changes in operating assets and liabilities were $30,599 use of cash related to an increase in inventories, primarily due to an increase in finished goods inventory and barreled distillate, as well as $15,582 use of cash related to increased accounts receivables, net, due to increased sales during the year to date period as well as timing of customer payments. These uses of cash were partially offset, primarily by $12,613 cash provided by an increase in accounts payable.

Investing Activities. Cash used in investing activities for the year to date ended September 30, 2023 was $146,690, which primarily resulted from $103,712 related to the acquisition of Penelope, net of cash acquired, and additions to property, plant, and equipment of $42,062 (see “Capital Spending”). Cash used in investing activities for the year to date ended September 30, 2022 was $31,764, which primarily resulted from additions to property, plant, and equipment of $29,217 (see “Capital Spending”).

Capital Spending. We manage capital spending to support our business growth plans. We have incurred $36,879 and $28,524 of capital expenditures and have paid $42,062 and $29,217 for capital expenditures for the year to date ended September 30, 2023 and 2022, respectively. The difference between the amount of capital expenditures incurred and amount paid is due to the change in capital expenditures in accounts payable. We expect approximately $63,000 in capital expenditures in 2023, which includes capital expenditures for facility improvement and expansion, facility sustaining projects, environmental health and safety projects, as well as the planned closure of the Atchison Distillery.

Financing Activities. Cash provided by financing activities for the year to date ended September 30, 2023 was $78,193, due to net proceeds on debt of $87,000 (see “Long-Term and Short-Term Debt”), partially offset by payments of dividends and dividend equivalents of $8,006 (see “Dividends and Dividend Equivalents”), and purchases of treasury stock of $801 (see “Treasury Purchases”).

Cash used in financing activities for the year to date ended September 30, 2022 was $11,301, due to payments of dividends and dividend equivalents of $7,984 (see “Dividends and Dividend Equivalents”), net payments on debt of $2,603 (see “Long-Term and Short-Term Debt”), and purchases of treasury stock of $714 (see “Treasury Purchases”).

Treasury Purchases. 22,592 RSUs vested and converted to shares of common stock for employees during the year to date ended September 30, 2023, of which we withheld and purchased for treasury 8,437 shares valued at $801 to cover payment of associated withholding taxes.

29,366 RSUs vested and converted to shares of common stock for employees during the year to date ended September 30, 2022, of which we withheld and purchased for treasury 9,027 shares valued at $714 to cover payment of associated withholding taxes.

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared(c)	Paid(c)	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2023
February 23, 2023	March 10, 2023	March 24, 2023	$0.12	$0.12	$2,640	$29	$2,669
May 4, 2023	May 19, 2023	June 2, 2023	0.12	0.12	2,641	27	2,668
August 3, 2023	August 18, 2023	September 1, 2023	0.12	0.12	2,642	27	2,669
			$0.36	$0.36	$7,923	$83	$8,006

2022
February 22, 2022	March 11, 2022	March 25, 2022	$0.12	$0.12	$2,638	$23	$2,661
May 5, 2022	May 20, 2022	June 3, 2022	0.12	0.12	2,638	23	2,661
August 4, 2022	August 19, 2022	September 2, 2022	0.12	0.12	2,639	23	2,662
			$0.36	$0.36	$7,915	$69	$7,984
(a) Dividend equivalent payments on unvested participating securities.
(b) Includes estimated forfeitures.
(c) Per share amount.

On November 2, 2023, we announced a dividend payable to stockholders of record of our common stock, resulting in dividend equivalents payable to certain RSU holders, of $0.12 per share and per RSU. The dividend and dividend equivalent are payable on December 1, 2023 to stockholders of record and certain RSU holders on November 17, 2023.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development, merger and acquisition, and share repurchase activities), and the overall cost of capital. Total debt was $316,677 (net of unamortized loan fees of $6,773) at September 30, 2023, and $230,335 (net of unamortized loan fees of $6,115) at December 31, 2022.

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

Our principal sources of cash are product sales and borrowing on our various debt agreements. Under our debt agreements, we must meet certain financial covenants and restrictions, and at September 30, 2023, we met those covenants and restrictions.

At September 30, 2023, our current assets exceeded our current liabilities by $413,808, largely due to our inventories, at cost, of $342,401. At September 30, 2023, our cash balance was $28,030 and we have used our various debt agreements for liquidity purposes, with $309,000 available under our Credit Agreement for additional borrowings and $218,800 available under the Note Purchase Agreement (see Note 6). We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments, dividend payments, and potential mergers and acquisitions. Subject to market conditions, we could also fund future mergers and acquisitions through the issuance of additional shares of our common stock or preferred stock. In addition, we have strong operating results such that we believe financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

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

Interest Rate Exposures. Our various debt agreements (see Note 6) expose us to market risks arising from adverse changes in interest rates. Established procedures and internal processes govern the management of this market risk.

Increases in market interest rates would cause interest expense under our variable interest rate debt to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings under variable interest rate debt during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at September 30, 2023, a 100 basis point increase over the current rates actually in effect at such date would increase our interest expense on an annual basis by $980. Based on weighted average outstanding fixed-rate borrowings at September 30, 2023, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $28,723, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $36,143.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of September 30, 2023, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control. There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2022, and Note 9 in this Report for information on certain proceedings to which we are subject.

ITEM 1A.    RISK FACTORS

Risk factors are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no unregistered sale of equity securities during the quarter ended September 30, 2023.

ISSUER PURCHASES OF EQUITY SECURITIES

	(1) Total Number of Shares (or Units) Purchased	(2) Average Price Paid per Share (or Unit)	(3) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(4) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 through July 31, 2023	—	$—	$—	$—
August 1, 2023 through August 31, 2023	—	$—	$—	$—
September 1, 2023 through September 30, 2023	—	$—	$—	$—
Total	—		$—

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

During the quarter ended September 30, 2023, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) of Regulation S-K).

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
10.1
Fifth Amendment to Note Purchase and Private Shelf Agreement, dated August 31, 2023, among the Company and certain noteholders affiliated with PGIM, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 6, 2023)

*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
**32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
**32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2023, and December 31, 2022, (ii) Condensed Consolidated Statements of Income for the quarter and year to date ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the quarter and year to date ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the year to date ended September 30, 2023 and 2022, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the year to date ended September 30, 2023 and 2022, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data Filed - formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101
* Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	November 2, 2023	By	/s/ David J. Colo
David J. Colo, President and Chief Executive Officer

Date:	November 2, 2023	By	/s/ Brandon M. Gall
Brandon M. Gall, Vice President, Finance and Chief Financial Officer