Form 10-K
period 2023-12-31
MGP INGREDIENTS INC
filed 2024-02-22
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an “emerging growth company.”  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price at which the common equity was sold, as reported by Nasdaq, on June 30, 2023, was approximately $1,714 million.

The number of shares of the registrant’s common stock, no par value (“Common Stock”) outstanding as of February 16, 2024 was 22,065,046.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:

(1)Portions of the MGP Ingredients, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2024 are incorporated by reference into Part III of this Report to the extent set forth herein.

CONTENTS PAGE

The calculation of the aggregate market value of the Common Stock held by non-affiliates on the cover page of this Form 10-K is based on the assumption that affiliates include directors and executive officers. Such assumption does not constitute an admission by the Company or any director or executive officer that any director or executive officer is an affiliate of the Company.

PART I

ITEM 1.  BUSINESS

MGP Ingredients, Inc. was incorporated in 2011 in Kansas, continuing a business originally founded by Cloud L. Cray, Sr. in Atchison, Kansas in 1941. As used herein, the term “MGP,” “Company,” “we,” “our,” “us,” and words of similar import, refers to MGP Ingredients, Inc. and its consolidated subsidiaries unless the context otherwise indicates. In this Report, for any references to Note 1 through Note 16 refer to the Notes to Consolidated Financial Statements in Item 8.

AVAILABLE INFORMATION

We make available through our website (www.mgpingredients.com) under “Investors,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, special reports, and other information, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission (“SEC”).

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

GENERAL INFORMATION

MGP is a leading producer and supplier of premium distilled spirits, branded spirits, and food ingredients. Distilled spirits include premium bourbon, rye, and other whiskeys (“brown goods”) and grain neutral spirits (“GNS”), including vodka and gin. Our distilled spirits are either sold directly or indirectly to manufacturers of other branded spirits. MGP was also a producer of high quality industrial alcohol for use in both food and non-food applications, which was primarily produced at our distillery located in Atchison, Kansas, prior to its closure during December 2023. We also have a portfolio of our own high quality branded spirits, which we produce through our distilleries and bottling facilities and sell to distributors. Our branded spirits products account for a range of price points from value products through ultra premium brands. Our protein and starch food ingredients serve a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. Our ingredients products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries.

Mission Statement. Our mission is to secure our future by consistently delivering superior financial results by more fully participating in all levels of the alcohol and food ingredients segments for the betterment of our shareholders, employees, partners, consumers, and communities.
INFORMATION ABOUT OUR SEGMENTS

We report three operating segments: Distilling Solutions, Branded Spirits, and Ingredient Solutions.

Distilling Solutions Segment. We process corn and other grains (including rye, barley, wheat, barley malt, and milo) into food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry), fuel grade alcohol, and corn oil, which have historically been produced at our distilleries in Atchison, Kansas, Lawrenceberg, Indiana, and Bardstown, Kentucky. We also provide warehouse services, including barrel put away, barrel storage, and barrel retrieval services, as well as blending services. We have certain contracts with customers to supply distilled products (or “distillate”), as well as certain contracts with customers to provide barreling and warehousing services.  Contracts with customers may be monthly, annual, or multi-year in term with periodic reviews of pricing.  Sales to customers may also be made on the spot market with contracts in the form of purchase orders. Sales of co-products are primarily made on the spot market. During 2023, our five largest Distilling Solutions customers, combined, accounted for approximately 17 percent of our consolidated sales.

On July 13, 2023, we announced the decision by our Board of Directors to approve the closure of our distillery located in Atchison, Kansas (the “Atchison Distillery”). The Atchison Distillery ceased operations during December 2023. The decision to close the Atchison Distillery is consistent with our plan to address profitability headwinds associated with our GNS and industrial alcohol products. Future production and sales of white goods, industrial alcohol, fuel grade alcohol, and related co-products will be significantly reduced as a result of this closure.

Food Grade Alcohol - The majority of our distillery capacities are dedicated to the production of high quality, high purity food grade alcohol for beverage applications and, prior to the Atchison Distillery closure, industrial applications.

Food grade alcohol sold for beverage applications, premium beverage alcohol, consists primarily of premium bourbon, rye, and other whiskeys (“brown goods”) and GNS, including vodka and gin (“white goods”).  Our premium brown goods are created by distilling grains, including corn and rye. Our brown goods are sold as aged and unaged distillate, which may be further aged by our customers or warehoused at our facilities. Our GNS is sold in bulk quantities. Our gin is primarily created by redistilling GNS together with proprietary formulations of botanicals or botanical oils.

Food grade industrial alcohol is used as an ingredient in foods (e.g., vinegar and food flavorings), personal care products (e.g., hair sprays and hand sanitizers), cleaning solutions, pharmaceuticals, and a variety of other products.  We sell food grade industrial alcohol in tank truck or rail car quantities direct to a number of industrial processing customers. Prior to the closure, we produced food grade industrial alcohol at our Atchison Distillery.

Fuel grade alcohol - Fuel grade alcohol is sold primarily for blending with gasoline to increase the octane and oxygen levels of the gasoline.  Fuel grade alcohol can serve as a substitute for lead and petroleum-based octane enhancers and has been used in gasoline to meet certain environmental regulations and laws. Prior to the closure, we produced fuel grade alcohol as a co-product of our food grade alcohol business at our Atchison Distillery.

Distillers feed and related co-products - The bulk alcohol co-products sales include distillers feed and corn oil. Distillers feed is principally derived from the mash from alcohol processing operations.  The mash is sold primarily to processors of animal feed as a high protein additive primarily as dried distillers feed. Prior to the closure, we produced corn oil as a value added co-product through a corn oil extraction process at our Atchison Distillery.

Warehouse services - Customers who purchase barreled distillate may, and in most cases do, also enter into separate warehouse service agreements with us for the storage and handling of product for aging. Services under warehouse agreements include barrel put away, barrel storage, and barrel retrieval, as well as blending services.

Branded Spirits Segment. Our Branded Spirits segment consists of a portfolio of high quality brands, which we produce through our distilleries and bottling facilities and sell to distributors pursuant to customer contracts and purchase orders. MGP’s branded spirits include a wide spectrum of brands across numerous categories and price tiers. During 2023, our five largest Branded Spirits customers, combined, accounted for approximately 18 percent of our consolidated sales. During 2023, one customer of the Branded Spirits segment accounted for approximately 11 percent of our consolidated sales.

The Premium Plus price tiers consist of brands within the Ultra Premium, Super Premium and Premium price tier categories.

Ultra Premium - Ultra premium branded spirits include brands such as Yellowstone® Kentucky Straight Bourbon Whiskey, Remus® Gatsby Reserve Bourbon, Penelope® Private Select Whiskey, Remus Repeal Reserve® Bourbon, Blood Oath® Bourbon, Rebel® 10 Year Single Barrel Kentucky Straight Bourbon Whiskey, and Old Ezra® 7 Year Kentucky Straight Bourbon Whiskey.

Super Premium - Super premium branded spirits include brands such as Penelope® Four Grain Bourbon, Dos Primos® Tequila, Ezra Brooks® 99 Proof Kentucky Straight Bourbon Whiskey, Remus® Straight Bourbon Whiskey, Minor Case® Straight Rye Whiskey, Rossville Union® Straight Rye Whiskey, The Quiet Man® Irish Whiskey, and Green Hat® Gin.

Premium - Premium branded spirits include brands such as Everclear® grain alcohol, Rebel® 100 Proof Kentucky Straight Bourbon Whiskey, and Saint Brendan’s® Irish Cream Liqueur. Additionally, premium includes El Mayor® Tequila, which is produced with our joint ventures, DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S.de R.L. de C.V. (“Agricola”, and together with DGL, “LMX” ).

Mid - Mid branded spirits include brands such as Brady’s® Irish Cream, Pearl® Vodka, and Lord Calvert® Canadian Whisky. Additionally, mid includes Exotico® Tequila, which is produced with our joint venture, DGL.

Value - Value branded spirits include brands such as Arrow® Cordials, Canada House® Canadian Whisky, Lady Bligh® Rum, and Juarez® Tequila.

Other - Other includes private label products sold primarily through our wholly-owned subsidiary, Niche Drinks, Co., Ltd, retail sales at our distilleries, and contract bottling. Private label products are processed, bottled, and distributed by us for sales under another company’s brand. We operate visitor centers with retail locations at two of our distilleries, Limestone Branch Distillery® in Lebanon, Kentucky, and Lux Row Distillers® in Bardstown, Kentucky. Contract bottling is a service provided to a customer to process and bottle spirits for brands not owned by the Company.

Ingredient Solutions Segment. Our Ingredient Solutions segment consists primarily of specialty wheat starches, specialty wheat proteins, commodity wheat starches, and commodity wheat proteins products which are sold to customers pursuant to purchase orders. In our efforts to best serve our customers and maximize returns to stockholders, we have strategically been migrating our sales towards higher price, higher margin specialty wheat products. During 2023, our five largest Ingredient Solutions customers, combined, accounted for approximately 11 percent of our consolidated sales.

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

COMPETITIVE CONDITION
While we believe that the overall market environment offers growth opportunities for us in 2024 and beyond, the markets in which our products are sold are competitive. Our products compete against similar products of many large and small companies. In our Distilling Solutions segment, competition is based primarily on product innovation, product characteristics, functionality, price, service, and quality factors, such as flavor. In our Branded Spirits segment, competition is based primarily on product innovation, price, brand recognition, product distribution, retail positioning, and quality factors, such as flavor. In our Ingredient Solutions segment, competition is based primarily on product innovation, product characteristics, price, brand, color, flavor, or other properties that affect how the ingredient is being used.

PATENTS, TRADEMARKS, AND LICENSES

Our patent-related activities exist primarily within our Ingredient Solutions segment.  We have filed patent applications and have obtained issued patents in several countries to protect a range of inventions developed in our research and development efforts, including inventions relating to our products. Some of these patent filings cover significant product formulation and processes used to manufacture our products. We have trademark protection, both in terms of registrations and common law rights, for the majority of the brands we produce within our Branded Spirits and Ingredient Solutions segments. We believe our trademark rights are critical to the success of the brands we produce and the marketing of those products.

SEASONALITY

Sales for some of our products, including brown goods and branded spirits, can fluctuate from period to period due to the inherent demands and timing of our customers and consumer needs. Within our diversified Branded Spirits portfolio, there are certain product lines, limited offerings, and categories that experience varying demand during certain periods throughout the year. Other than these product lines, our sales, on average, are generally not seasonal.

TRANSPORTATION

Historically, our products have been transported to customers by truck and rail, most of which is provided by common carriers. We use third-party transportation companies to help us manage truck and rail carriers who deliver our products to our North American customers as well as overseas shipments to our international customers.

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

Our principal packaging material for our Distilling Solutions segment is oak barrels. Both new and used barrels are utilized for the aging of premium brown goods. We purchase oak barrels from multiple suppliers and some customers supply their own barrels. Our packaging for our Branded Spirits segment includes oak barrels, glass bottles, polyethylene terephthalate (“PET”) containers, caps, labels, aluminum cans, and cartons.

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

HUMAN CAPITAL

As of December 31, 2023, we had a total of 705 employees.  A collective bargaining agreement, covering 84 employees at the Atchison facility, expires on August 31, 2024.  A collective bargaining agreement, covering 73 employees at the Lawrenceburg facility, expires on October 24, 2027.  A collective bargaining agreement, covering 52 employees at the St. Louis facility, that was due to expire on February 29, 2024, was successfully renewed until February 28, 2029. We have not experienced any recent work stoppages, and we consider our relationship with our employees, both union and non-union, to be good.

We believe our employees are key to achieving our business objectives. Our key human capital measures include employee safety, employee retention, absenteeism, professional development, and productivity. At the Board of Directors level, the Human Resources and Compensation Committee of our Board is responsible for overseeing matters related to human capital management. We frequently benchmark our compensation practices and benefit programs against those of comparable industries and in the geographic areas where our facilities are located. We believe that our compensation and employee benefits are competitive and allow us to attract and retain skilled and unskilled labor throughout our organization. Our notable health, welfare, and retirement benefits for our U.S. employees include:

•Company subsidized health insurance and wellness rewards
•Enhanced Employee Assistance Programs
•401(k) Plan with Company matching contributions
•Tuition assistance program
•Paid time off
•Charitable giving program with Company matching of employee donations

Employee safety is one of our top priorities. We develop and administer company-wide policies designed to ensure the safety of each team member and compliance with Occupational Safety and Health Administration (“OSHA”) standards.

Our Company strives for workforce retention. We have programs for continuing education, professional development at all levels of the organization, and also provide tuition reimbursement assistance. New and open positions are posted for our current workforce to apply for and internal promotions are encouraged.

We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment. We have robust equal employment opportunity and anti-discrimination policies, and in 2023 our U.S. employees completed mandatory training focused on respect in the workplace and our anti-discrimination policies. Our employees have multiple avenues available through which inappropriate behavior can be reported, including a confidential hotline. Our policies require all reports of inappropriate behavior to be promptly investigated with appropriate action taken.

REGULATION

We are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public health and the environment.  Our operations are also subject to regulation by various U.S. federal agencies, including the Alcohol and Tobacco Tax Trade Bureau (“TTB”), OSHA, the Food and Drug Administration (“FDA”), the United States Environmental Protection Agency (“EPA”), and by various U.S. state and local and foreign authorities.  Such laws and regulations cover virtually every aspect of our operations, including production and storage facilities, distillation and maturation requirements, importing ingredients, distribution of beverage alcohol products, marketing, pricing, labeling, packaging, advertising, water usage, waste water discharge, disposal of hazardous wastes and emissions, and other matters. In addition, beverage alcohol products are subject to customs, duties, or excise taxation in many countries, including taxation at the federal, state, and local level in the U.S.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers as of February 22, 2024:

Name	Age	Principal Occupation and Business Experience
David S. Bratcher	56
Chief Executive Officer and President for the Company and member of the Company’s Board of Directors since January 2024. Chief Operating Officer for the Company from July 2021 to December 2023. President of Branded Spirits for the Company from April 2021 to December 2023. President of Luxco, Inc. from 2013 to April 2021.

Brandon M. Gall	42	Chief Financial Officer and Vice President of Finance for the Company since April 2019. Treasurer of the Company since May 2023. Corporate Controller for the Company from June 2018 to March 2019. Director of Supply Chain and New Business Development Finance for the Company from May 2014 to May 2018. Director of Financial Planning and Analysis for the Company from January 2012 to April 2014.
Curtis C. Landherr	53	Chief Legal Officer, Vice President, and Corporate Secretary for the Company since October 2022. Senior Vice President and General Counsel at Cirrus Aircraft from August 2014 to October 2022.
Erika Lapish	49	Chief Human Resources Officer and Vice President for the Company since February 2023. Vice President Human Resources for the Company from May 2021 to February 2023. Vice President Human Resources - Central Operations at R1 RCM from February 2018 to May 2021. Vice President Human Resources, North American Operations at Benteler Automotive from January 2015 to February 2018.
Amel Pasagic	40
Chief Commercial Officer for the Company since January 2024. Chief Information Officer and Vice President of Technology for the Company from July 2021 to January 2024. Vice President, Information Technology for the Company from April 2021 to July 2021. Served in a variety of IT leadership roles with increasing responsibility at Luxco, Inc. beginning in June 2011.

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

COMMERCIAL, COMPETITION, AND INDUSTRY RISKS

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

We operate in highly competitive markets, and our success depends on our continued ability to offer our customers and consumers appealing, high-quality products. Customer and consumer preferences and purchases may shift due to a host of factors, many of which are difficult to predict, including:

•demographic and social trends;
•economic conditions;
•product innovations;
•public health policies and initiatives (including dietary guidelines regarding alcohol consumption);
•health and wellness trends (including the use of GLP-1 drugs);
•changes in government regulation and taxation of beverage alcohol products;
•the expansion of, legalization of, and increased acceptance or use of marijuana; and
•changes in travel, leisure, dining, entertaining, and beverage consumption trends.

Our success depends in part on fulfilling available opportunities to meet consumer needs and anticipating changes in consumer preferences with successful new brands, products, and product innovations. If our customers and consumers shift away from spirits (particularly brown spirits, such as our bourbon, rye, and other whiskeys) or shift from purchasing our higher-margin products to our lower-margin products, our business, financial condition, or results of operations could be adversely affected.

The markets for our products are very competitive, and our business could be negatively affected if we do not compete effectively.

The markets for our products are very competitive. Our principal competitors in these markets have substantial financial, marketing, and other resources, and several are much larger enterprises than us. Many of our current and potential competitors have larger customer bases, greater name recognition, and broader product offerings. In recent years, the industries in which we compete have continued to experience consolidation. Industry consolidation can have varying degrees of impact, including the creation of new and larger competitors. We are dependent on being able to generate sales and other operating income in excess of the costs of products sold in order to obtain margins, profits, and cash flows to meet or exceed our targeted financial performance measures. Competition is based on such factors as product innovation, product characteristics, product taste and quality, pricing, color, and name and brand image.

Pricing of our products is partly dependent upon industry capacity, which is impacted by competitor actions to bring online idled capacity or to build new production capacity. If market conditions make our Branded Spirits products too expensive or our distilled solutions or specialty ingredients products too expensive for use in consumer goods, our revenues could be affected. If our principal competitors were to decrease their pricing, we could choose to do the same, which could adversely affect our margins and profitability. If we did not do the same, our revenues could be adversely affected due to the potential loss of sales.

Damage to our reputation, or that of any of our key customers or their brands, could affect our business performance.

The success of our products depends in part upon the positive image that consumers have of our brands and the third-party brands that use our products. Product contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our or our customers’ products could affect the demand for our or our customers’ products.

Unfavorable media, whether accurate or not, related to our industry, to us, our products, our brands, our customers’ products, marketing, personnel, operations, business performance, or prospects could negatively affect our reputation, stock price, ability to attract and retain high-quality talent, or the performance of our business. Negative publicity or commentary on social media outlets, whether accurate or not, could cause consumers to react rapidly by avoiding our products or by choosing products offered by our competitors, which could have a material adverse effect on our business, financial condition, or results of operations. If our environmental, social, and governance (“ESG”) or sustainability positions or practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, stock price, ability to attract and retain high-quality talent, and the performance of our business may be negatively affected. Similarly, stakeholders and others who disagree with our ESG or sustainability actions, positions, or statements may speak negatively or advocate against us, which could have a material adverse effect on our business, financial condition, or results of operations.

A failure to introduce successful new brands and products or have effective marketing or advertising could adversely affect our results of operations.

Our success depends, in part, on our ability to innovate and develop new brands and products, and customer demands may require us to make internal investments to achieve or sustain competitive advantages and meet customer expectations. The launch and ongoing success of new brands and products are inherently uncertain, especially with regard to their appeal to consumers, and can give rise to a variety of costs. An unsuccessful launch or short-lived popularity of our product innovations, among other things, may affect consumer perception of existing brands or products and our reputation and may result in inventory write-offs and other costs.

We could also be adversely affected if we are not successful in developing new brands or products as a result of new brand or product introductions by our competitors. Some of our competitors may have greater financial and other resources than we do, making them better positioned to pursue new investment opportunities.

A failure to sufficiently innovate or maintain adequate and effective marketing or advertising could inhibit our ability to maintain our brand relevance and drive product sales. If our competitors increase their spending on advertising and promotions, if our advertising, media, or marketing expenses increase, if our advertising and promotions become less effective than those of our competitors, or if we do not adequately leverage technology and data analytic capabilities needed to generate concise competitive insight, our business, financial condition, or results of operations could be adversely affected.

A change in public opinion about alcohol or our products could reduce demand for our brands and products.

For many years, there has been a high level of social and political attention directed at the beverage alcohol industry. The attention has focused largely on public health concerns related to alcohol abuse, including drunk driving, underage drinking, and the negative health impacts of beverage alcohol. Anti-alcohol groups have, in the past, advocated successfully for more stringent labeling requirements, higher taxes, and other regulations and educational campaigns designed to discourage alcohol consumption. More restrictive regulations, higher taxes, negative publicity regarding alcohol consumption, or changes in consumer perceptions of the relative healthfulness or safety of beverage alcohol could decrease sales and consumption of alcohol, and thus, the demand for our brands and products. This could, in turn, decrease our revenues and our revenue growth, which could have a material adverse effect on our business, financial condition, or results of operations.

In addition, consumer preferences might change and could lead to a decreased demand for our Ingredient Solutions products. For example, in recent years, we have noticed shifting consumer preferences and media attention directed to gluten, gluten intolerance, and “clean label” products. This could decrease our revenues and revenue growth, which could have a material adverse effect on our business, financial condition, or results of operations.

Failure of our distributors to distribute our branded spirits adequately within their territories could adversely affect our business.

We are required by law in the U.S. to use state-licensed distributors or, in 17 states known as “control states,” state-owned agencies performing this function, to distribute our branded spirits to retail outlets, including liquor stores, bars, restaurants and national chains. We have established relationships for our branded spirits with a limited number of wholesale distributors, and one wholesale distributor represented approximately 11 percent of our consolidated net sales for 2023. Failure to maintain those relationships could significantly and adversely affect our business, sales, and growth.

Over the past decade there has been increasing consolidation, both intrastate and interstate, among U.S. distributors. As a result, many U.S. states now have only two or three significant distributors. Also, there are several distributors that now control distribution for several states. If we fail to maintain good relations with a distributor, our branded spirits could, in some instances be frozen out of one or more markets entirely. The ultimate success of our branded spirits also depends in large part on our distributors’ ability and desire to distribute and actively promote our branded spirits to our desired U.S. target markets, as we rely significantly on them for product placement and retail store penetration. In addition, all of our distributors also distribute competitive brands and product lines. We cannot assure you that our U.S. distributors will continue to purchase our branded spirits, resell them at our desired or targeted prices, commit sufficient time and resources to promote and market our brands and product lines, or that they can or will sell them to our desired or targeted markets. If they do not, our sales will be harmed, resulting in a decline in our results of operations.

Moreover, the retail industry, particularly in Europe, North America, and other countries in which we operate or may operate in the future, continues to consolidate, resulting in larger retailers with increased purchasing power, which may affect our competitiveness in these markets. Larger retailers may seek to improve their profitability and sales by asking for lower prices or increased trade spending. The efforts of retailers could result in reduced profitability for the distilled spirits industry as a whole and indirectly adversely affect our financial results.

Our focus on higher margin specialty ingredients may make us more reliant on fewer, more profitable customer relationships.

Our strategic plan for our Ingredient Solutions segment includes focusing our efforts on the sale of specialty proteins and starches to targeted consumer packaged goods customers, which may make our Ingredient Solutions segment reliant on these customer relationships. In addition, our business, financial condition, or results of operations could be materially adversely affected if our Ingredient Solutions customers were to reduce their new product development (“NPD”) activities or cease using our products in their NPD efforts.

OPERATIONAL RISKS

An interruption of operations or a catastrophic event at our facilities could negatively affect our business.

Although we maintain insurance coverage for various property damage and loss events, including business interruption insurance, an interruption in or loss of operations at any of our production facilities could reduce or postpone production of our products, which could have a material adverse effect on our business, results of operations, or financial condition. In the past, we have experienced short term interruptions of operations at some of our production facilities due to industrial accidents. Any future accidents or other catastrophic events could result in an extended interruption or reduction of production at our facilities, and we may incur costs or financial losses that are either not insured against or not fully covered through our insurance.

Our customers store a substantial amount of barreled inventory of aged or aging bourbon, rye, and other whiskeys at our warehouses. If a catastrophic event were to occur at our facilities or our warehouses (including any leased warehouses), our customers’ business could be adversely affected. The loss of a significant amount of aged or aging inventory at these facilities through fire, natural disaster, or otherwise could result in customer claims against us, liability for customer losses, and a reduction of warehouse services revenue.

We also store a substantial amount of our own inventory of aged or aging bourbon, rye, and other whiskeys at our warehouses and at the facilities of certain third-party producers. If a catastrophic event were to occur at any of these locations, our business, financial condition, or results of operations could be adversely affected. The loss of a significant amount of our aged or aging inventory at these facilities through fire, natural disaster, or otherwise could result in a reduction in supply of the affected product or products and could affect our long-term performance of any affected brands.

To the extent that our products rely on unique or proprietary processes or techniques, replacing production lost as a result of a catastrophic event by purchasing from outside suppliers would be difficult.

Our strategic plan involves significant investment in the aging of barreled distillate. Decisions concerning the quantity of maturing stock of our aged distillate could materially affect our future profitability.

There is an inherent risk in determining the quantity of maturing stock of aged distillate to lay down in a given year for future sales as a result of changes in consumer demand, pricing, new brand launches, changes in product cycles, increase in competitive supply, and other factors. Demand for products could change significantly between the time of production and the date of sale. It may be more difficult to make accurate predictions regarding new products and brands. Inaccurate decisions or estimations could lead to an inability to supply future demand or lead to a future surplus of inventory and consequent write down in the value of aged or aging distillate. As a result, our business, financial condition, or results of operations could be materially adversely affected.

Warehouse expansion issues could negatively impact our operations and our business.

Expansion of our business operations requires additional warehouse capacity. In the event additional warehouse capacity is required, there is the risk of completion delays, the risk of cost overruns, and regulatory risks, including our ability to timely obtain necessary approvals and permits, and potential changes in laws and regulations, including zoning and environmental requirements, which could have a material adverse effect on our business, financial condition, or results of operations.

We have a high concentration of certain raw material and finished goods purchases from a limited number of suppliers, which exposes us to risk.

We have third-party supply agreements for our grain supply (primarily corn) and wheat flour. We also procure some textured wheat proteins through a third-party toll manufacturer in the U.S. Additionally, we procure barrels, glass, PET containers, caps, labels, aluminum cans, cartons, bottle closures, and other products from third-party vendors. If any of our key suppliers encounters an operational or financial issue, is no longer able to meet our timing, quality, or capacity requirements, ceases doing business with us, or significantly raises prices, and we are not able to promptly develop alternative cost-effective sources of supply or production, it could lead to an interruption in supply to us and higher prices than those we have negotiated or than are available in the market at the time, and in turn, have a material adverse effect on our business, financial condition, or results of operations.

Work disruptions or stoppages by our unionized workforce could cause interruptions in our operations.

As of December 31, 2023, approximately 209 of our 705 employees were members of a union. Although our relations with our three unions are stable, there is no assurance that we will not experience work disruptions or stoppages in the future, which could interrupt our operations, adversely affect our relationships with our customers, and could have a material adverse effect on our business, financial condition, or results of operations.

Climate change, or legal, regulatory, or market measures to address climate change, may negatively affect our business or operations, and water scarcity or quality could negatively impact our production costs and capacity.

Increasing concentrations of carbon dioxide and other greenhouse gases in the atmosphere may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather events and natural disasters. In the event that climate change, or legal, regulatory, or market measures enacted to address climate change, has a negative effect on agricultural productivity in the regions from which we procure agricultural products such as corn and wheat, we could be subject to decreased availability or increased prices for these agricultural products, which could have a material adverse effect on our business, financial condition, or results of operations. Increasing regulation of emissions could increase the cost of energy, including fuel, required to operate our facilities or transport and distribute our products, thereby substantially increasing the production, distribution, and supply chain costs associated with our products. Climate change could also lead to disruptions in the production or distribution of our products.

Water is the main ingredient in substantially all of our distillery products and is also necessary for the production of our food ingredients. It is also a limited resource, facing challenges from climate change, increasing pollution, and poor management. As demand for water continues to increase, water becomes more scarce and the quality of available water deteriorates, we may be affected by increasing production costs or capacity constraints, which could have a material adverse effect on our business, financial condition, or results of operations.

We may not realize the anticipated benefits from the announced planned closure of our Atchison, Kansas distillery.

On July 13, 2023, we announced the planned closure of our distillery located in Atchison, Kansas, and we closed this distillery in December 2023. The anticipated future impact of this closure, including with respect to the ultimate disposal of the distillery assets and impacts to our Ingredient Solutions business, is subject to assumptions, estimates, and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays or unanticipated costs associated with the closure, or if other unanticipated events or unintended consequences occur in connection with the closure, our business and financial results could be adversely affected and could differ materially from our expectations.

LEGAL, REGULATORY, AND COMPLIANCE RISKS

We are subject to extensive regulation and taxation, as well as compliance with existing or future laws and regulations, which may require us to incur substantial expenditures.

We are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public health and the environment. Our operations are also subject to regulation by various U.S. federal agencies, including the TTB, OSHA, the FDA, the EPA, and by various U.S. state and local and foreign authorities. We are also required to conduct business only with holders of licenses to import, warehouse, transport, distribute, and sell beverage alcohol products. We cannot assure you that these and other governmental regulations applicable to our industry will not change or become more stringent. These laws and regulations cover virtually every aspect of our operations, including production and storage/warehouse facilities, distillation, and maturation requirements, importing ingredients, importing and exporting our products, distribution of beverage alcohol products, marketing, pricing, labeling, packaging, advertising, trade practices, water usage, wastewater discharge, disposal of hazardous wastes and emissions, air emissions and quality, and other matters.

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

Changes in laws, regulatory measures, governmental policies, guidelines, initiatives, or the manner in which current ones are interpreted or applied, could cause us to incur material additional costs or liabilities and jeopardize the growth of our business in the affected market. Specifically, we could be required to incur significant additional capital expenditures, increase our operating expenses, or change the manner in which we conduct our business in response to new environmental, food, health, or safety related laws and regulations. In addition, governments may prohibit, impose, or increase limitations on advertising and promotional activities, or times or locations where beverage alcohol may be sold or consumed, or adopt other measures that could limit our opportunities to reach consumers or sell our products. Certain countries historically have banned all television, newspaper, magazine, and digital commerce/advertising for beverage alcohol products. Increases in regulation of this nature could substantially reduce consumer awareness of our products in the affected markets and make the introduction of new products more challenging. Governmental agencies may issue dietary guidelines that recommend reduced alcohol consumption, which could impact consumer behavior. These matters may have a material adverse effect on our business, financial condition, or results of operations.

Tariffs imposed by the U.S. and those imposed by other countries, as well as rapidly changing trade relations, could negatively impact our customers and have a material adverse effect on our business and results of operations.

Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the countries where we operate. For example, during the period from 2018 through mid-year 2022, the United Kingdom and the European Union imposed tariffs on the import of American whiskey in response to tariffs imposed by the U.S. on imports from several countries, including those in the European Union. These tariffs are currently slated to be reinstated and doubled if an agreement is not reached by March 31, 2025. Similar retaliatory tariffs may be implemented in the future. Any further deterioration of economic relations between the U.S. and other countries or any increase in existing tariffs or the imposition of additional tariffs could result in an increase in the price of our and our customer’s products in those countries, could prompt consumers in those countries to seek alternative products, could result in a supply imbalance in the U.S if we and our competitors have reduced sales in those countries, and could potentially impact our business, financial condition, or results of operations.

Changes in excise taxes, incentives, and customs duties related to products containing alcohol could adversely affect our business.

Products containing alcohol are subject to excise taxation in U.S. markets at the federal, state, and local level. Any increase in federal, state or local excise taxes could have an adverse effect on our business by increasing prices and reducing demand, particularly if excise tax levels increase substantially relative to those for beer and wine. In addition, products containing alcohol are the subject of customs duties in many countries around the world. An unanticipated increase in customs duties in the markets where we may sell our products could also adversely affect our results of operations and cash flows.

We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.

We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology, and similar intellectual property as critical to our success, and we rely on trademark, copyright, and patent law, trade secret protection, and confidentiality and license agreements with our employees, customers, and others to protect our proprietary rights. We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. Third parties that license our proprietary rights also may take actions that diminish the value of our proprietary rights or reputation. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights. Our intellectual property rights may not be upheld if challenged. Such results could materially and adversely affect our business. If we are unable to maintain the proprietary nature of our technologies, we may lose any competitive advantage provided by our intellectual property. We and our customers and other users of our products may be subject to allegations that we or they or certain uses of our products infringe the intellectual property rights of third parties. Litigation is costly to defend and the outcome of any litigation is inherently uncertain. Any intellectual property claims, with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan, and could require us or our customers or other users of our products to change business practices, pay monetary damages, or enter into licensing or similar arrangements. Any adverse determination related to intellectual property claims or litigation could be material to our business, financial condition, or results of operations.

Failure of our branded spirits to secure and maintain listings in control states could adversely affect our business.

In control states, the state liquor commissions act in place of distributors and decide which products are to be purchased and offered for sale in their respective states. Products selected for listing in control states must generally reach certain volumes or profit levels to maintain their listings. Products in control states are selected for purchase and sale through listing procedures, which are generally made available to new products only at periodically scheduled listing interviews. Products not selected for listings can only be purchased by consumers in the applicable control state through special orders, if at all. If, in the future, we are unable to maintain our current listings in the control states, or secure and maintain listings in those states for any additional branded spirits we may develop or acquire, sales of our branded spirits could decrease significantly, which would have a material adverse financial effect on our results of operations and financial condition.

Significant additional labeling or warning requirements or limitations on the availability of our products could inhibit sales of affected products.

Various jurisdictions have adopted or may seek to adopt significant additional product labeling or warning requirements or limitations on the availability of our products relating to the content or perceived adverse health consequences of some of our products. Several of these labeling regulations or laws require warnings on any product with substances that the jurisdiction lists as potentially associated with cancer or birth defects and heightened requirements could be imposed. If additional or more severe requirements of this type are imposed on one or more of our major products under current or future health, environmental, or other laws or regulations, they could inhibit sales of such products. Further, we cannot predict whether our products will become subject to increased rules and regulations, which, if enacted, could increase our costs or adversely impact sales. For example, advocacy groups in Australia, Canada, and the United Kingdom have called for the consideration of requiring the sale of alcohol in plain packaging with more comprehensive health warnings or have launched additional health-related campaigns in an effort to change drinking habits in those countries. This could result in additional governmental regulations concerning the production, marketing, labeling, or availability of our products, any of which could damage our reputation, make our brands unrecognizable, or reduce demand of our products, which could adversely affect our profitability.

Product recalls or other product liability claims could materially and negatively affect our business.

Selling products for human consumption involves inherent legal and other risks, including product contamination, spoilage, product tampering, allergens, or other adulteration. We could decide to, or be required to, recall products due to suspected or confirmed product contamination, adulteration, misbranding, tampering, or other errors or deficiencies. Although we maintain product recall insurance, product recalls or market withdrawals could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time, and we may incur costs or financial losses that are either not insured against or not fully covered through our insurance. We could be adversely affected if our customers lose confidence in the safety and quality of certain of our products, or if consumers lose confidence in the food and beverage safety system generally. Negative attention about these types of concerns, whether or not valid, may damage our reputation, discourage food processors, branded spirits bottlers, or consumers from buying our products, or cause production and delivery disruptions.

We may also suffer losses if our products or operations cause injury, illness, or death. In addition, we could face claims of false or deceptive advertising or other criticism. A significant product liability or other legal judgment or a related regulatory enforcement action against us, or a significant product recall, may materially and adversely affect our reputation and profitability. Moreover, even if a product liability or other legal or regulatory claim is unsuccessful, has no merit, or is not pursued, the negative publicity surrounding assertions against our products or processes and the associated legal and other expenses could have a material adverse effect on our business, financial condition, or results of operations.

Failure to comply with anti-corruption laws, trade sanctions, and restrictions, or similar laws or regulations may have a material adverse effect on our business and financial results.

We market and sell our products in over 45 countries. Some of the countries where we do business have a higher risk of corruption than others. While we are committed to doing business in accordance with applicable anti-corruption laws, trade sanctions and restrictions, and other similar laws and regulations, along with our Code of Conduct and our other policies, we remain subject to the risk that an employee, or one of our business partners, may take action determined to be in violation of international trade, money laundering, anti-corruption, or other laws, sanctions, or regulations, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, or equivalent laws. Any determination that our operations or activities are not in compliance with applicable laws or regulations, particularly those related to anti-corruption and international trade, could result in investigations, interruption of business, loss of business partner relationships, suspension or termination of licenses and permits (our own or those of our partners), imposition of fines, legal or equitable sanctions, negative publicity, and management distraction. Any media coverage associated with misconduct under these laws and regulations, even if unwarranted or baseless, could damage our reputation and sales. Further, our continued compliance with applicable anti-corruption or other laws or regulations, our Code of Conduct, and our other policies could result in higher operating costs.

We also operate our business and market our products in countries that may be subject to export control regulations, embargoes, economic sanctions and other forms of trade restrictions. New or expanded export control regulations, economic sanctions, embargoes or other forms of trade restrictions imposed on countries in which we or our associates do business may curtail our existing business and may result in serious economic challenges in these geographies, which could have a material adverse effect on our and our associates’ operations, and may result in impairment charges on goodwill or other intangible assets. For example, the United States, United Kingdom, and other countries imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals following Russia’s invasion of Ukraine and additional sanctions or further punitive actions may be implemented in the future. The conflict and related sanctions have resulted and could continue to result in disruptions to global trade, commodity markets (including grain, corn, wheat, energy, and natural gas markets), and supply chain continuity.

Class action or other litigation relating to alcohol abuse or the misuse of alcohol could adversely affect our business.

Companies in our industry may face the possibility of class action or similar litigation alleging that the continued excessive use or abuse of beverage alcohol has caused death or serious health problems. It is also possible that governments could assert that the use of alcohol has significantly increased government funded health care costs. Litigation or assertions of this type have adversely affected companies in the tobacco industry, and it is possible that we, as well as our distributors, customers, or suppliers, could be named in litigation of this type.

Also, lawsuits have been brought in a number of U.S. states against beverage alcohol manufacturers and marketers alleging improper alcohol marketing, advertising, or distribution practices, including improperly targeting underage consumers in their advertising. While we have not been named in these lawsuits, we could be named in similar lawsuits in the future. Any class action or other litigation asserted against us could be expensive and time-consuming to defend against, deplete our cash, divert our personnel resources and, if the plaintiffs in such actions were to prevail, could harm our business significantly.

GENERAL RISKS

Higher costs or unavailability of raw materials, product ingredients, energy resources, or labor could adversely affect our financial results.

Our ability to make and sell our products depends upon the availability of raw materials and energy resources. Prices and supply of all products are subject to market forces, such as weather, changes in domestic and global demand and supply, and global political or economic issues, including repercussions from Russia’s invasion of Ukraine.

Higher costs or insufficient availability of suitable grain, agave, water, wood, glass, plastics, closures, and other input materials, or higher associated labor costs or insufficient availability of labor, could have a material adverse effect on our business, financial condition, or results of operations. Similarly, when energy costs rise, our transportation, freight, and other operating costs, such as distilling and bottling expenses, also may increase. Our freight cost and the timely delivery of our products could be adversely affected by a number of factors that could reduce the profitability of our operations, including driver or equipment shortages, higher fuel costs, weather conditions, traffic congestion, shipment container availability, rail shut down, increased government regulation, and other matters.

In addition, the relationship between the price we pay for corn and the sales price of distillers feed, the principal co-product of our alcohol production process, can fluctuate significantly and negatively impact our business. The selling price of distillers feed has historically tracked the price of corn, but is also susceptible to other factors, including weather, other available feedstock, and global trade relations. As a result, the profitability of distillers feed could be adversely affected, which could be material to our business, financial condition, or results of operations.

If we cannot offset higher raw material costs with higher selling prices, increased sales volume, or reductions in other costs, our profitability could be adversely affected. There can be no assurance that we can cover these potential cost increases through future pricing actions. Also, as a result of these pricing actions, consumers could purchase less or move from purchasing our higher-margin products to our lower-margin products.

A failure of one or more of our key information technology (“IT”) systems, networks, processes, associated sites, or service providers could have a negative impact on our business.

We rely on IT systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software, and technical applications and platforms, some of which are managed and hosted by third-party vendors, to assist us in the management of our business. The various uses of these IT systems, networks, and services include hosting our internal network and communication systems; enterprise resource planning; processing transactions; summarizing and reporting results of operations; business planning and financial information; complying with regulatory, legal, and tax requirements; providing and managing data security; and handling other processes necessary to manage our business. The Company has previously experienced, and is expected to continue to be exposed to, failures of our IT systems and those of our third-party vendors due to various causes, including those caused by natural disasters, power outages, computer and telecommunications failures, viruses, phishing attempts, cyber-attacks, malware and ransomware attacks, security breaches, failures in maintenance or development of new IT systems, and errors by employees or vendors.

We have technology and processes in place designed to detect and respond to such failures and disruptions; however, because of the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems, and because of the unpredictable nature of other potential threats such as natural disasters, our detection and response measures may be ineffective or inadequate. In addition, increased IT security threats and more sophisticated cyber-crime pose a potential risk to the security of our IT systems, networks, and services, as well as the confidentiality, availability, and integrity of our data. This could lead to outside parties having access to our confidential data, strategic information, or information regarding our employees, suppliers, or customers. Ransomware attacks or other cybersecurity breaches have occurred, either internally or at our third-party technology service providers, and have caused and may in the future cause us to be prevented from accessing our data, resulting in interruptions or delays in our business, and causing us to incur remediation costs or requiring us to pay ransom to a hacker which takes over our systems, or damage our reputation. Although we maintain insurance coverage for various cybersecurity risks, we may incur costs or financial losses that are either not insured against or not fully covered through our insurance.

All of these potential failures or disruptions of our data security systems or our IT systems could have a material adverse impact on our business, financial conditions, or results of operations. If the IT systems, networks, or service providers we rely upon fail to function properly, we may suffer disruptions to operations, including order processing, invoicing, and production and distribution of our products, as well as reputational, competitive, or business harm, all of which may have a material adverse effect on our business, financial condition, or results of operations. If our critical IT systems or back-up systems or those of our third-party vendors were damaged or ceased to function properly, we might have to make a significant investment to repair or replace them. In addition, these events could result in unauthorized disclosure of confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our employees, customers, or suppliers. Additionally, we could be exposed to potential liability, litigation, governmental inquiries, investigations, or regulatory enforcement actions and we could be subject to the payment of fines or other penalties, ransoms, legal claims by our suppliers, customers, or employees, and significant remediation costs.

Our business may suffer from risks related to acquisitions and potential future acquisitions.

Part of our strategic business plan is to grow our business through acquisitions, and we continue to evaluate and engage in discussions concerning potential acquisition opportunities, some of which could be material. For example, in April 2021 we acquired Luxco, Inc. (referred to as “Luxco” and the merger as the “Merger”) and in June 2023 we acquired Penelope Bourbon LLC (“Penelope”). Failure to successfully integrate or otherwise realize the anticipated benefits of our acquisitions could adversely impact our long-term competitiveness and profitability. The integration of any acquisition involves a number of risks that could harm our financial condition, results of operations, or competitive position, including:

•Integration plans for our acquisitions are based on benefits that involve assumptions as to future events, including our ability to successfully achieve anticipated synergies, leveraging our existing relationships, as well as general business and industry conditions, many of which are beyond our control and may not materialize. Unforeseen factors may offset components of our integration plans in whole or in part. As a result, our actual results may vary considerably, or be considerably delayed, compared to our estimates.
•The integration process could disrupt the activities of the businesses that are being combined. The combination of companies requires, among other things, coordination of administrative and other functions. In addition, the loss of key employees, customers, or vendors of acquired businesses could materially and adversely impact the integration of any acquired businesses.
•The execution of our integration plans may divert the attention of our management from other key responsibilities;
•Our financial results may be negatively impacted by cash expenses and non-cash charges incurred in connection with an acquisition if goodwill or other intangible assets we acquire become impaired.
•We may enter new markets or markets in which we have limited prior experience.
•We may incur substantial indebtedness to finance an acquisition, enhancing our vulnerability to increased debt service requirements if interest rates rise, reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions, and limiting our flexibility in planning for or reacting to changes in our businesses and industries.
•We may assume unanticipated liabilities and contingencies or other exposures (including regulatory risks) for which we do not have adequate insurance coverage, indemnification, or other protection.
•Our acquisitions could fail to perform in accordance with our expectations at the time of purchase.

Our ability to grow through the acquisition of additional distilled spirits brands or other businesses is also dependent upon identifying acceptable acquisition targets and opportunities, our ability to consummate prospective transactions on favorable terms, or at all, and the availability of capital to complete the acquisition. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target. We intend to finance our acquisitions through a combination of our available cash resources, third-party financing and, in appropriate circumstances, the further issuance of equity and debt securities. Any issuance of our Common Stock or securities convertible into our Common Stock to fund an acquisition could substantially dilute the ownership percentage of our current stockholders and negatively impact the market price of our Common stock. For example, in connection with the Merger we issued approximately 5.0 million shares of our Common Stock.

Acquiring additional distilled spirits brands or other businesses could have a significant effect on our financial position and could cause substantial fluctuations in our operating results.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

Our revolving credit facility bears interest at variable rates. The U.S. Federal Reserve began raising the Federal Funds interest rate in early 2022 and continued to do so throughout the first half of 2023 in response to concerns about inflation. As of December 31, 2023, the Federal Funds interest rate was at the highest level in 22 years. Although the Federal Reserve has held interest rates steady since July 2023 and has pointed to potential interest rate cuts, there is no guarantee that they may again raise interest rates in response to continuing concerns about inflation. Any increase in interest rates would increase the cost of servicing our variable rate debt and could materially reduce our profitability and cash flows. In addition, higher interest rates could increase the future cost to refinance our convertible notes or the cost of financing any future acquisitions. Assuming our revolving credit facility was fully drawn up to the current $400 million maximum principal commitment, for each 1% increase in Secured Overnight Financing Rate (“SOFR”) would result in a $4.0 million increase in annual interest expense under the revolving credit facility.

If we were to lose any of our key personnel, we may not be able to fully implement our strategic plan, and our system of internal controls could be impacted.

We rely on the continued services of key personnel involved in management, finance, product development, sales, manufacturing, marketing, human resources, operations, and distribution, and upon the efforts and abilities of our executive management team. The loss of service of any of our key personnel could have a material adverse effect on our business, financial condition, results of operations, or on our system of internal controls.

If we cannot attract and retain key personnel, or if our search for qualified personnel is prolonged, our system of internal controls may be affected, which could lead to an adverse effect on our business, financial condition, or results of operations. In addition, it could be difficult, time consuming, and expensive to replace any key management member or other critical personnel, and no guarantee exists that we will be able to recruit suitable replacements or assimilate new key personnel into our organization.

Our global business is subject to commercial, political, and financial risks.

Our products are sold in more than 45 countries; accordingly, we are subject to risks associated with doing business internationally, including commercial, political, and financial risks. In addition, we are subject to potential business disruption caused by military conflicts (including the current conflicts in Ukraine and Israel); potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the U.S.; and health pandemics. If shipments of our products to international markets were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our financial results.

Covenants and other provisions in our credit arrangements could hinder our ability to operate. Our failure to comply with covenants in our credit arrangements could result in the acceleration of the debt extended under such agreements, limit our liquidity, and trigger other rights of our lenders.

Our credit arrangements (Note 7, Corporate Borrowings) contain a number of financial and other covenants that include provisions which require us, in certain circumstances, to meet certain financial tests. These covenants could hinder our ability to operate and could reduce our profitability. The lender may also terminate or accelerate our obligations under our credit arrangements upon the occurrence of various events in addition to payment defaults and other breaches. Any acceleration of our debt or termination of our credit arrangements would negatively impact our overall liquidity and might require us to take other actions to preserve any remaining liquidity. Although we anticipate that we will be able to meet the covenants in our credit arrangements, there can be no assurance that we will do so, as there are a number of external factors that affect our operations over which we have little or no control, that could have a material adverse effect on our business, financial condition, or results of operations.

Pandemics or other health crises could disrupt or otherwise negatively impact our operations, including the demand for our products and our ability to produce and deliver our products.

A pandemic, such as COVID-19, or another widespread health crisis could negatively impact the global economy which could have a negative impact on our operations, including voluntary or mandatory temporary closures of our facilities or offices; interrupt our supply chain, which could impact the cost or availability of raw materials; cause disruptions or restrictions on our ability to travel or to market and distribute our products; reduce consumer demand for our products or those of our customers due to bar and restaurant closures or reduced consumer traffic in bars, restaurants, and other locations; and labor shortages.

Furthermore, our facilities and those of our customers and suppliers could be required to comply with new regulations imposed by state and local governments in response to such an outbreak. Compliance with these new measures could cause an increase in the cost, or delay or reduce the volume, of products produced at our facilities or those of our suppliers. A pandemic or other widespread health crisis could disrupt or negatively impact credit markets, which could adversely affect the availability and cost of capital. These impacts could limit our ability to fund our operations and satisfy our obligations.

We may not pay dividends or may pay smaller dividends on our Common Stock in the future.

The payment of dividends, as well as the amount of any dividends, requires approval of our Board of Directors. Future dividend payments are also subject to our financial results, the availability of statutory surplus funds to pay dividends, restrictions in our debt agreements, and our capital allocation strategy. These or other factors could result in a change to our current policy of paying dividends on our Common Stock or may result in us paying smaller dividends on our Common Stock in the future.

RISKS RELATED TO OUR CAPITAL STRUCTURE

Common Stockholders have limited rights under our Articles of Incorporation.

Under our Articles of Incorporation, holders of our preferred stock, par value $10.00 per share (“Preferred Stock”), are entitled to elect five of our nine directors and only holders of our Preferred Stock are entitled to vote with respect to a merger, dissolution, lease, exchange or sale of substantially all of our assets, or on an amendment to the Articles of Incorporation, unless such action would increase or decrease the authorized shares or par value of the Common or Preferred Stock, or change the powers, preferences or special rights of the Common or Preferred Stock so as to affect the holders of Common Stock adversely. Generally, our Common Stock and Preferred Stock vote as separate classes on all other matters requiring stockholder approval.

As of December 31, 2023, the majority of the outstanding shares of our Preferred Stock is beneficially owned by one individual, who is effectively in control of the election of five of our nine directors under our Articles of Incorporation. Furthermore, a group of stockholders beneficially owning approximately 21 percent of our Common Stock as of December 31, 2023 (excluding shares controlled by certain other stockholders) have a right to nominate up to two of the four directors to be elected by holders of our Common Stock pursuant to the terms of a shareholders’ agreement, provided they continue to hold a certain amount of our Common Stock, and two other individuals who beneficially own approximately 13 percent of our Common Stock as of December 31, 2023 have agreed to vote in favor of those nominees with respect to any shares of Common Stock over which they have sole voting control.

Our two class structure with our Common Stock and Preferred Stock may prevent the inclusion of our Common Stock in certain stock market indices, may cause stockholder advisory firms or others to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our Common Stock. Any actions or publications by stockholder advisory firms, institutional investors, or others critical of our corporate governance practices or capital structure could also adversely affect the value of our Common Stock or make it difficult for us to attract and retain qualified directors. Any actions we might pursue to eliminate the Preferred Stock would require the support of the holders of our Preferred Stock and would likely involve payment to the holders of our

Preferred Stock for redeeming their shares, the amount of which could be material and would involve risks related to the valuation and terms of any such transaction.

The concentrated control of our stock and rights of holders of Preferred Stock under our Articles of Incorporation could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely these factors could result in the consummation of such a transaction that our other stockholders do not support. The concentrated control of our stock and rights of holders of Preferred Stock could also discourage a potential investor from acquiring our Common Stock due to the limited voting power of such stock relative to the Preferred Stock and could have an adverse effect on the market price of our Common Stock. In addition, the sale or prospect of a sale of a substantial number of shares by our principal stockholders could have an adverse effect on the market price of our Common Stock.

We have various mechanisms in place to discourage takeover attempts, which may reduce or eliminate our stockholders’ ability to sell their shares for a premium in a change of control transaction. In addition, we could issue additional shares of Common Stock, which could adversely impact the market price of our Common Stock.

Various provisions of our Articles of Incorporation and bylaws and of Kansas corporate law may discourage, delay, or prevent a change in control or takeover attempt of our Company by a third-party which our management and Board of Directors opposes. Stockholders who might desire to participate in such a transaction may not have the opportunity to do so. These antitakeover provisions could substantially impede the ability of stockholders to benefit from a change of control or change in our management and Board of Directors. These provisions include:

•the rights of holders of our Preferred Stock under our Articles of Incorporation (see “Common Stockholders have limited rights under our Articles of Incorporation”);
•additional shares of Preferred Stock and Common Stock that could be issued by our Board of Directors to make it more difficult for a third-party to acquire, or to discourage a third-party from acquiring, a majority of our outstanding voting stock;
•non-cumulative voting in the election of directors;
•limitations on the ability of stockholders to call special meetings of stockholders; and
•advance notice requirements for nominations of candidates for election to our Board of Directors or for proposing matters that can be acted upon by our stockholders at stockholder meetings.

Our Board of Directors is authorized to issue additional shares of Common Stock and Preferred Stock and may issue the available authorized shares without notice to, or further action by, our stockholders, unless stockholder approval is required by law or the rules of the Nasdaq Global Select Market. We believe that it is necessary to maintain a sufficient number of available authorized shares of our Common Stock in order to provide us with the flexibility to issue Common Stock for business purposes that may arise as deemed advisable by our Board. The issuance of additional shares of Common Stock or Preferred Stock may significantly dilute the equity ownership of our current stockholders and could have an adverse effect on the market price of our Common Stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY
Risk Management and Strategy

We have a multi-pronged approach to assess, identify, and manage material risks from cybersecurity threats. This approach includes system testing and patching, continuous monitoring, end-user training and awareness, multi-layered security, redundancy mechanisms, encryption, and internal audits and assessments. Assessment of cybersecurity risk is part of our overall enterprise risk management (“ERM”) process, which is reviewed by the Audit Committee of our Board of Directors, along with our strategies for managing our cybersecurity risks.

We maintain technical and organizational safeguards, including employee training, incident response capability reviews and exercises, cybersecurity insurance, and business continuity mechanisms for the protection of our assets. If faced with a cybersecurity incident, our IT team is trained to focus on responding to and containing the threat and minimizing any business impact, as appropriate. In the event of an incident, our IT team assesses, among other factors, safety impact, supply chain and manufacturing disruption, data and personal information loss, business operations disruption, projected cost, and potential for reputational harm.

From time to time, our processes are audited and validated by internal and external experts. We leverage third-party cybersecurity experts with the goal of minimizing disruption to our business and production operations, strengthening supply chain resilience in response to cyber-related events, and supporting the integrity of IT systems. We also engage reputable third-party consultants to help evaluate and test our vulnerability to cybersecurity threats as well as to conduct annual penetration tests to help identify exploitable cybersecurity vulnerabilities. Our IT team assesses these testing results and implements any appropriate measures to mitigate vulnerabilities identified.

We have not experienced any material impacts from any cybersecurity threats or incidents in the last three fiscal years. We use each cybersecurity threat or incident as an opportunity to review our protocols and implement enhancements as applicable. For more information about our risks from cybersecurity threats, see Item 1A—Risk Factors—A failure of one or more of our key information technology (“IT”) systems, networks, processes, associated sites, or service providers could have a negative impact on our business.

Governance

Our Board of Directors is responsible for overseeing risk assessments and risk management, including cybersecurity risks, and is assisted in these efforts by the Audit Committee of the Board. Our IT team is responsible for assessing and managing our risks from cybersecurity threats. Our IT team is led by our Vice President of Information Technology and Security, who reports directly to our Chief Financial Officer. During 2023, our Chief Information Officer (who has been serving as our Chief Commercial Officer since January 2024) provided updates on cybersecurity threats and risks to our Board of Directors and to the Audit Committee of our Board of Directors. In addition, the Audit Committee reviewed cybersecurity risks and mitigation strategies in 2023, as part of their oversight of our enterprise risk management process.

Our Vice President of Information Technology and Security has over 25 years of experience in IT and has held a variety of IT roles across multiple business lines within the financial services, aviation, and hospitality industries. He received both his bachelor’s and master’s degrees in information management and holds Certified Information Systems Security Professional (“CISSP”) certification.

Our Vice President of Information Technology and Security monitors our processes for preventing, detecting, mitigating, and remediating cybersecurity incidents through his management of, and participation in, the cybersecurity risk management and strategy processes described above, including through the operation of our incident response plans, which include escalation to our Chief Executive Officer and Chief Financial Officer, as appropriate.

ITEM 2.  PROPERTIES

As of February 22, 2024, our material properties include:

Location		Principal Activities	Segment
United States:
Atchison, Kansas	(a)	Wheat flour processing, warehousing, research and quality control laboratories, office space, and a technical innovation center	Ingredient Solutions and Corporate
Leawood, Kansas	(b)	Office space	Corporate
Lawrenceburg and Greendale, Indiana		Distillery, warehousing, tank farm, quality control laboratory, and research and development	Distilling Solutions
Sunman, Indiana		Warehousing facility	Distilling Solutions
Williamstown, Kentucky		Warehousing facility	Distilling Solutions
Lebanon, Kentucky		Distillery, office space, and retail location	Branded Spirits
Bardstown, Kentucky		Distillery, office space, retail location, and warehousing facility	Branded Spirits and Distilling Solutions
St. Louis, Missouri		Bottling facility, warehousing facility, office space(b), and fulfillment center(b)	Branded Spirits and Corporate
Cleveland, Ohio		Bottling facility and office space	Branded Spirits
International:
Arandas, Mexico	(c)	Distillery, office space, and agave farm	Branded Spirits
Londonderry, Northern Ireland		Bottling and blending facility and office space	Branded Spirits
(a) On July 13, 2023, we announced the decision by our Board of Directors to approve the closure of the Atchison Distillery. The Atchison Distillery ceased operations during December 2023.
(b) Facility is leased.
(c) These properties are owned and operated by our joint ventures, Agricola and DGL.

These facilities are generally in good operating condition and are generally suitable for the business activity conducted therein. The properties, except as otherwise indicated above, are owned by the Company.  We also own or lease transportation equipment and facilities and a gas pipeline.

ITEM 3.  LEGAL PROCEEDINGS

The Company is, from time to time, a party to legal or regulatory proceedings arising in the ordinary course of its business. The discussion regarding litigation in Note 11, Commitments and Contingencies, included elsewhere in this Report is incorporated herein by reference.
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
PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the Nasdaq Global Select Market under the ticker symbol MGPI.  As of February 16, 2024, there were approximately 293 holders of record of our Common Stock. According to reports received from Nasdaq, the average daily trading volume of our Common Stock (excluding block trades) ranged from 40,700 to 504,700 shares during the year ended December 31, 2023.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return of our Common Stock for the five-year period ended December 31, 2023, against the cumulative total return of the S&P 500 Stock Index (broad market comparison), Russell 3000 (broad market comparison), and Russell 2000 - Consumer Staples (line of business comparison). The graph assumes $100 (one hundred dollars) was invested on December 31, 2018, and that all dividends were reinvested.

Comparison of Five-Year Cumulative Total Shareholder Return
Index Value
250
200
150
100
50
0
2018
2019
2020
2021
2022
2023
Period Ending
MGPI
S&P 500
Russell 3000
Russell 2000 - Consumer Staples

PURCHASES OF EQUITY SECURITIES BY ISSUER

There were no unregistered sale of equity securities during the quarter ended December 31, 2023.

ITEM 6. [Reserved]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report may contain forward looking statements as well as historical information.  All statements, other than statements of historical facts, regarding the prospects of our industries and our prospects, plans, financial position, mission, and strategy may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation statements about our sources of cash being adequate; our capital expenditures; our ability to support our liquidity and operating needs through cash generated from operations; and our ability to obtain credit funding.  Forward looking statements are usually identified by or are associated with such words as “intend,” “plan,” “believe,” “estimate,” “expect,” “anticipate,” “project,” “forecast,” “hopeful,” “should,” “may,” “will,” “could,” “encouraged,” “opportunities,” “potential,” and similar terminology.  These forward-looking statements reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, our performance, our financial results, and our financial condition and are not guarantees of future performance.

All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially. For information on these risks and uncertainties and other factors that could affect the Company’s business, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Report and our other filings with the Securities and Exchange Commission (the “SEC”). Forward-looking statements in this Report are made as of the date of this Report, and we undertake no obligation to update any forward-looking statements or information made in this Report, except as required by law.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations is designed to provide a reader of MGP’s consolidated financial statements with a narrative from the perspective of management. MGP’s MD&A is presented in the following sections:

•Overview
•Recent Developments
•Results of Operations
•Distilling Solutions Segment
•Branded Spirits Segment
•Ingredient Solutions Segment
•Cash Flow, Financial Condition and Liquidity
•Critical Accounting Estimates
•New Accounting Pronouncements

OVERVIEW

MGP is a leading producer and supplier of premium distilled spirits, branded spirits, and food ingredients. Distilled spirits include premium bourbon, rye, and other whiskeys (“brown goods”) and grain neutral spirits (“GNS”), including vodka and gin. Our distilled spirits are either sold directly or indirectly to manufacturers of other branded spirits. MGP was also a producer of high quality industrial alcohol for use in both food and non-food applications, which was primarily produced at our distillery located in Atchison, Kansas, prior to its closure during December 2023. We have a portfolio of our own high quality branded spirits, which we produce through our distilleries and bottling facilities and sell to distributors. Our branded spirits products account for a range of price points from value products through ultra premium brands. Our protein and starch food ingredients provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. Our ingredients products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries.

Our strategic plan is designed to leverage our history and strengths as well as the positive macro trends we see in the industries in which we compete, while providing better insulation from outside factors, including swings in commodity pricing.

Distilling Solutions Segment

Our Distilling Solutions segment mission is to cultivate lasting partnerships with customers across all product categories by leveraging our technical distilling expertise, strong sales and operating platform, aging whiskey inventory, and unique project development skills. The favorable macro industry trends we anticipate will benefit our business include the expansion in the U.S. of the distilled spirits’ share within beverage alcohol, particularly growth of the American whiskey category that has continued to expand over the past several years. These macro industry trends also include shifting sales mix to higher margin products, such as premium brown goods. Our Distilling Solutions segment is also subject to unfavorable macro industry trends, which include increased competition as industry participants seek to capitalize on consumer trends, inflation impacts on customers, overall American whiskey supply and consumer consumption patterns, as well as increased commodity prices. Our strategy for the Distilling Solutions segment is to further develop our existing customer relationships, expand our Kentucky whiskey sales platform, cultivate additional multi-national and craft customers for brown goods sales, and increase our global presence in the American whiskey market.

During 2023, we continued to focus on attracting customers and developing customer relationships for our premium beverage alcohol products as well as shifting our focus away from industrial alcohol, fuel grade alcohol, and white beverage alcohol. Distilling Solutions segment sales for 2023 increased 5 percent over the prior year.

Branded Spirits Segment

Our Branded Spirits segment mission is to align our product offering and enhance focus on growing spirits categories and price tiers. The favorable macro industry trends we anticipate will benefit our business include growth in high-end whiskey and tequila brands as well as growth in the U.S. across all spirit categories in the premium plus price tiers. Our Branded Spirits segment is also subject to unfavorable macro industry trends, which include inflation impacts on consumers, and increased competition as industry participants seek to capitalize on consumer trends. Our strategy for the Branded Spirits segment is to focus on the right brands at the right price points in the right spirits categories to maximize profit for the Company. Additionally, our strategy is to grow our overall points of distribution, increase innovation, build brand awareness, and continue to invest in our people. Branded Spirits segment sales for 2023 increased 7 percent over the prior year.

Ingredient Solutions Segment

Our Ingredient Solutions segment mission is to remain a strategic business partner of choice earning meaningful relationships through collaboration, innovation, and dedication to best-in-class customer service. The favorable macro industry trends we anticipate will benefit our business include growth and focus on high fiber, high protein, meat alternatives, plant-based protein, and non-GMO products. We continue to provide customer solutions, taking advantage of our position within growing consumer trends. Our strategy for the Ingredient Solutions segment is to expand and optimize our dietary fiber, plant proteins, and clean label starches; expand our extruded products platform; and continue to innovate and expand opportunities through research and development. Ingredient Solutions segment sales for 2023 increased 14 percent over the prior year.

RECENT DEVELOPMENTS

Acquisition of Penelope

On May 8, 2023, we entered into a definitive agreement to acquire 100 percent of the equity of Penelope, and subsequently completed the acquisition on June 1, 2023 (the “Acquisition”). Penelope, prior to our acquisition, was a family and founder-owned and operated American whiskey company with a diverse portfolio of high-quality whiskeys in the premium plus price tiers. As a result of the acquisition, we enhanced our presence in the growing American whiskey category and expanded our portfolio of premium plus price tier brands. Following the acquisition, Penelope became a wholly owned subsidiary of the Company and its financial results are included in the Branded Spirits segment (see Note 4, Business Combination for additional information).

Closure of the Atchison Distillery

On July 13, 2023, we announced the decision by our Board of Directors to approve the closure of our distillery located in Atchison, Kansas (the “Atchison Distillery”). The Atchison Distillery ceased operations in December 2023. The decision to close the Atchison Distillery is consistent with our plan to address profitability headwinds associated with our GNS and industrial alcohol products within the Distilling Solutions segment. During the year ended December 31, 2023, we recorded a $17,112 impairment of assets related to the Atchison Distillery closure, which was recorded in the impairment of long-lived assets and other line on the Consolidated Statement of Income. The impaired assets were recorded within the Distilling Solution segment. Additionally, we recorded $2,279 of expenses related to severance costs, inventory write offs, contract termination fees, consulting fees, and other miscellaneous expenses related to the Atchison Distillery closure, which were recorded in the impairment of long-lived assets and other line on the Consolidated Statement of Income for the year ended December 31, 2023 (see Note 6, Closure of the Atchison Distillery for additional information).

RESULTS OF OPERATIONS

Consolidated results

The table below details the consolidated results for 2023, 2022 and 2021:

	Year Ended December 31,			% Increase (Decrease)
	2023	2022	2021	2023 v. 2022		2022 v. 2021
Sales	$836,523	$782,358	$626,720	7%		25%
Cost of sales	531,811	529,052	427,755	1		24
Gross profit	304,712	253,306	198,965	20		27
Gross margin %	36.4%	32.4%	31.7%	4.0	pp(a)	0.7	pp(a)
Advertising and promotion expenses	38,213	29,714	16,098	29		85
SG&A expenses	91,395	74,627	72,829	22		2
Impairment of long-lived assets and other	19,391	—	—	N/A		N/A
Change in fair value of contingent consideration	7,100	—	—	N/A		N/A
Insurance recoveries	—	—	(16,325)	N/A		N/A
Operating income	148,613	148,965	126,363	—		18
Operating margin %	17.8%	19.0%	20.2%	(1.2)	pp	(1.2)	pp
Interest expense, net	(6,647)	(5,451)	(4,037)	22		35
Other expense, net	(220)	(3,342)	(1,230)	(93)		172
Income before income taxes	141,746	140,172	121,096	1		16
Income tax expense	34,616	31,300	30,279	11		3
Effective tax expense rate %	24.4%	22.3%	25.0%	2.1	pp	(2.7)	pp
Net income	$107,130	$108,872	$90,817	(2)%		20%
Net income margin %	12.8%	13.9%	14.5%	(1.1)	pp	(0.6)	pp

Basic EPS	$4.82	$4.94	$4.37	(2)%		13%
Diluted EPS	$4.80	$4.92	$4.37	(2)%		13%
(a) Percentage points (“pp”).

Sales

2023 to 2022 - Sales for 2023 were $836,523, an increase of 7 percent compared to 2022, which was the result of increased sales in the Distilling Solutions, Branded Spirits, and Ingredient Solutions segments. Distilling Solutions segment sales increased 5 percent, primarily due to an increase in the sales of brown goods within premium beverage alcohol. Branded Spirits segment sales increased 7 percent, primarily due to increased sales of brands in the premium plus price tiers. Ingredient Solutions segment sales increased 14 percent due to increased sales across all Ingredient Solutions product lines.

2022 to 2021 - Sales for 2022 were $782,358, an increase of 25 percent compared to 2021, which was the result of increased sales in the Distilling Solutions, Branded Spirits, and Ingredient Solutions segments. Within the Distilling Solutions segment, sales were up 22 percent, primarily due to an increase in sales of brown goods within premium beverage alcohol. Total Branded Spirits segment sales increased 30 percent, due to an increase in sales across all price tier categories. Total Ingredient Solutions segment sales increased 28 percent, primarily due to increased sales of specialty wheat starches and proteins.

Gross profit

2023 to 2022 - Gross profit for 2023 was $304,712, an increase of 20 percent compared to 2022. The increase was driven by an increase in gross profit in the Distilling Solutions, Branded Spirits, and Ingredient Solutions segments. The Distilling Solutions segment gross profit increased by $18,682, or 15 percent. The Branded Spirits segment gross profit increased by $17,260, or 18 percent. The Ingredient Solutions segment gross profit increased by $15,464, or 49 percent.

2022 to 2021 - Gross profit for 2022 was $253,306, an increase of 27 percent compared to 2021. The increase was driven by an increase in gross profit in Branded Spirits, Distilling Solutions, and Ingredient Solutions segments. The Branded Spirits segment gross profit increased by $32,877, or 52 percent. The Distilling Solutions segment gross profit increased by $12,176, or 11 percent, and the Ingredient Solutions segment gross profit increased by $9,288, or 42 percent.

Advertising and promotion expenses

2023 to 2022 - Advertising and promotion expenses for 2023 were $38,213, an increase of 29 percent compared to 2022. This increase was primarily driven by increased advertising and promotion investment in the Branded Spirits segment, primarily in the premium plus price tiers.

2022 to 2021 - Advertising and promotion expenses for 2022 were $29,714, an increase of 85 percent compared to 2021. This was primarily driven by an increased advertising and promotion investment in the Branded Spirits segment, specifically in the premium plus price tiers. The increase was also driven by the assumption of Luxco’s advertising and promotion expenses for the full year of 2022.

SG&A expenses

2023 to 2022 - SG&A expenses for 2023 were $91,395, an increase of 22 percent compared to 2022. The increase in SG&A expenses was primarily due to higher personnel expenses and incentive compensation, inclusive of certain incremental costs incurred relating to our CEO transition, and business acquisition expenses related to the acquisition of Penelope.

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

Operating income

	Operating income	% Increase (Decrease)
Operating income for 2021	$126,363
Increase in gross profit - Branded Spirits segment(a)	32,877	26	pp(b)
Increase in gross profit - Distilling Solutions segment(a)	12,176	10	pp
Increase in gross profit - Ingredient Solutions segment(a)	9,288	7	pp
Increase in advertising and promotion expenses	(13,616)	(11)	pp
Increase in SG&A expenses	(1,798)	(1)	pp
Decrease in insurance recoveries	(16,325)	(13)	pp
Operating income for 2022	148,965	18%

Increase in gross profit - Distilling Solutions segment(a)	18,682	13	pp(b)
Increase in gross profit - Branded Spirits segment(a)	17,260	12	pp
Increase in gross profit - Ingredient Solutions segment(a)	15,464	10	pp
Increase in advertising and promotion expenses	(8,499)	(6)	pp
Increase in SG&A expenses	(16,768)	(11)	pp
Impairment of long-lived assets and other	(19,391)	(13)	pp
Change in fair value of contingent consideration	(7,100)	(5)	pp
Operating income for 2023	$148,613	—%
(a) See segment discussion.
(b) Percentage points (“pp”).

2023 to 2022 - Operating income for 2023 decreased to $148,613 from $148,965 for 2022, primarily due to the impairment of assets and other expenses of $19,391 related to the closure of the Atchison Distillery, increased SG&A expenses and advertising and promotion expenses as discussed above, and the change in fair value of the contingent consideration of $7,100 related to the Penelope acquisition. These impacts were mostly offset by increased gross profit in all three segments.

2022 to 2021 - Operating income for 2022 increased to $148,965 from $126,363 for 2021, due to increases in gross profit in the Branded Spirits, Distilling Solutions, and Ingredient Solutions segments. These increases were partially offset by a decrease in insurance recoveries as well as increases in advertising and promotion expenses and SG&A expenses.

Income tax expense

2023 to 2022 - Income tax expense for 2023 was $34,616, for an effective tax rate for the year of 24.4 percent. Income tax expense for 2022 was $31,300, for an effective tax rate for the year of 22.3 percent. The 2.1 percentage point increase was primarily due to an increase in valuation allowances and lower tax credits.

2022 to 2021 - Income tax expense for 2022 was $31,300, for an effective tax rate for the year of 22.3 percent. Income tax expense for 2021 was $30,279, for an effective tax rate for the year of 25.0 percent. The 2.7 percentage point decrease was primarily due to an increase in state tax credits due to capital expenditures investments.

Basic and diluted EPS

	EPS	% Increase (Decrease)
Basic and Diluted EPS for 2021	$4.37
Change in operating income(a)	1.12	26	pp(b)
Change in interest expense(a)	(0.06)	(1)	pp
Change in other expense, net(a)	(0.08)	(2)	pp
Change in weighted average shares outstanding(c)	(0.51)	(12)	pp
Change in effective tax rate	0.10	2	pp
Basic EPS for 2022	4.94	13%
Impact of dilutive shares outstanding	(0.02)	—	pp
Diluted EPS for 2022	$4.92	13%

	EPS	% Increase (Decrease)
Basic EPS for 2022	$4.94
Change in operating income(a)	(0.02)	—	pp(b)
Change in interest expense(a)	(0.04)	(1)	pp
Change in other expense, net(a)	0.11	2	pp
Change in weighted average shares outstanding(c)	(0.02)	—	pp
Change in effective tax rate	(0.15)	(3)	pp
Basic EPS for 2023	4.82	(2)%
Impact of dilutive shares outstanding	(0.02)	(1)	pp
Diluted EPS for 2023	$4.80	(3)%
(a)Items are net of tax based on the effective tax rate for each base year.
(b)Percentage points (“pp”).
(c)Weighted average shares outstanding change primarily related to the vesting of employee restricted stock units (“RSUs”), our withholding and purchase of vested RSUs from employees to pay withholding taxes, and the granting of Common Stock to directors. Additionally, during 2021, the weighted average shares outstanding were impacted by the issuance of shares as part of the Merger consideration.

2023 to 2022 - Basic EPS decreased to $4.82 in 2023 from $4.94 in 2022, primarily due to the increase in effective tax rate, partially offset by a decrease in other expenses, net. Diluted EPS decreased to $4.80 in 2023 from $4.92 in 2022, primarily due to the above described changes in basic EPS as well as the impact of the dilutive shares outstanding related to the conversion feature of the Convertible Senior Notes.

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

DISTILLING SOLUTIONS SEGMENT

	DISTILLING SOLUTIONS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/ (Decrease)
	2023	2022	$ Change		% Change
Brown Goods	$289,191	$229,523	$59,668		26%
White Goods	58,645	74,510	(15,865)		(21)
Premium beverage alcohol	347,836	304,033	43,803		14
Industrial alcohol	38,010	46,812	(8,802)		(19)
Food grade alcohol	385,846	350,845	35,001		10
Fuel grade alcohol	7,798	13,681	(5,883)		(43)
Distillers feed and related co-products	28,578	40,354	(11,776)		(29)
Warehouse services	28,632	23,598	5,034		21
Total Distilling Solutions	$450,854	$428,478	$22,376		5%

	Change in Year-versus-Year Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Premium beverage alcohol	14%	(8)%	22%

	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/(Decrease)
	2023	2022	Change		% Change
Gross profit	$144,964	$126,282	$18,682		15%
Gross margin %	32.2%	29.5%	2.7	pp(d)
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
(d) Percentage points (“pp”).

2023 compared to 2022
Total Distilling Solutions sales for 2023 increased by $22,376, or 5 percent, compared to 2022. Sales of brown goods within premium beverage alcohol and warehouse services increased while white goods within premium beverage alcohol, distillers feed and related co-products, industrial alcohol, and fuel grade alcohol decreased compared to 2022. The increase in sales of brown goods was driven by higher average selling price and higher sales volume. This increase was partially offset by a decrease in sales of white goods, distillers feed and related co-products, industrial alcohol and fuel grade alcohol, which was driven primarily by lower sales volume in connection with the Atchison Distillery closure. The decreases in sales volume of white goods, distillers feed and related co-products, and industrial alcohol were partially offset by higher average selling price.
Gross profit increased year versus year by $18,682, or 15 percent. Gross margin for 2023 increased to 32.2 percent from 29.5 percent for 2022. The increase in gross profit was due primarily to increased average selling price and volume of higher margin brown goods. This increase was partially offset by larger gross profit losses in the Atchison Distillery.

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
(d) Percentage points (“pp”).

2022 compared to 2021
Total Distilling Solutions sales for 2022 increased by $75,974, or 22 percent, compared to 2021. Sales of brown goods within premium beverage alcohol, distillers feed and related co-products, and warehouse services increased while industrial alcohol, white goods within premium beverage alcohol, and fuel grade alcohol decreased compared to 2021. The increase in sales of brown goods was driven by higher sales volume and higher average selling price. The increase in sales of distillers feed and related co-products was due to higher average selling price, partially offset by lower sales volumes, both of which primarily resulted from the previously disclosed dryer fire at our Atchison facility which occurred in 2020. Our warehouse services sales increased due to the increase in storage of our customer owned barreled whiskey and related warehouse services that we provide. These increases were partially offset by a decrease in sales of industrial alcohol and white goods, which were driven by lower sales volume, partially offset by higher average selling price.
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

BRANDED SPIRITS SEGMENT

	BRANDED SPIRITS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/ (Decrease)
	2023	2022	$ Change		% Change
Ultra Premium	$63,748	$48,245	$15,503		32%
Super Premium	13,424	12,274	1,150		9
Premium	28,293	24,211	4,082		17
Premium Plus	105,465	84,730	20,735		24
Mid	75,676	82,530	(6,854)		(8)
Value	47,907	47,395	512		1
Other	24,885	23,284	1,601		7
Total Branded Spirits	$253,933	$237,939	$15,994		7%

	Change in Year-versus-Year Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Branded Spirits	7%	(6)%	13%

	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/(Decrease)
	2023	2022	Change		% Change
Gross profit	$112,781	$95,521	$17,260		18%
Gross margin %	44.4%	40.1%	4.3	pp(d)
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
(d) Percentage points (“pp”).

2023 compared to 2022

Total Branded Spirits sales for 2023 increased by $15,994, or 7 percent, compared to 2022. Sales of brands within the premium plus price tiers as well as sales within the other category and the value price tier increased while sales of brands within the mid price tier decreased. The increase in sales of brands within the premium plus price tiers was primarily due to the acquisition of Penelope, an increase in average selling price, and an increase in sales volume. Sales within the value and other categories increased primarily due to an increase in average selling price. These increases were partially offset by decreased sales of brands within the mid price tier, primarily due to decreased sales volume as a result of sales shifting to higher margin accretive brands within the premium plus price tiers, partially offset by an increase in average selling price within the mid price tier.
Gross profit increased year versus year by $17,260, or 18 percent. Gross margin for 2023 increased to 44.4 percent compared to 40.1 percent for 2022. The increase in gross profit was primarily driven by contributions from the acquisition of Penelope as well as by higher average selling price in the premium plus price tiers, value, mid, and other price tiers. These increases were partially offset by increased input costs across all categories.

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

INGREDIENT SOLUTIONS SEGMENT

	INGREDIENT SOLUTIONS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/ (Decrease)
	2023	2022	$ Change		% Change
Specialty wheat starches	$66,050	$62,567	$3,483		6%
Specialty wheat proteins	48,291	39,313	8,978		23
Commodity wheat starches	16,413	14,023	2,390		17
Commodity wheat proteins	982	38	944		2,484
Total Ingredient Solutions	$131,736	$115,941	$15,795		14%

	Change in Year-versus-Year Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	14%	(6)%	20%

	Other Financial Information
	Year Ended December 31,		Year-versus-year Increase/(Decrease)
	2023	2022	Change		% Change
Gross profit	$46,967	$31,503	$15,464		49%
Gross margin %	35.7%	27.2%	8.5	pp(d)
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
(d) Percentage points (“pp”).

2023 compared to 2022
Total Ingredient Solutions sales for 2023 increased by $15,795, or 14 percent, compared to 2022. The increase in Ingredient Solutions sales was driven by increases in sales in all product lines. The higher sales of specialty wheat proteins was driven by higher average selling price and higher sales volume. Additionally, sales of specialty wheat starches and commodity wheat starches increased primarily due to higher average selling price, partially offset by lower sales volume.
Gross profit increased year versus year by $15,464, or 49 percent. Gross margin for 2023 increased to 35.7 percent from 27.2 percent for 2022. The increase in gross profit was primarily driven by higher average selling price across all product categories, partially offset by higher input costs for specialty wheat starches and proteins.

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
(d) Percentage points (“pp”).

2022 compared to 2021
Total Ingredient Solutions sales for 2022 increased by $25,291, or 28 percent, compared to 2021. The increase in Ingredient Solutions sales was primarily driven by higher sales of specialty wheat starches and proteins primarily due to higher average selling prices and higher sales volume. Additionally, the increase in Ingredient Solutions sales was driven by higher sales of commodity wheat starches primarily due to higher average selling price. These increases were partially offset by a decrease in sales of commodity wheat proteins due to lower sales volume.

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

Operating cash flow and borrowings through our Credit Agreement, Convertible Senior Notes and Note Purchase Agreement (see Note 7, Corporate Borrowings) provide the primary sources of cash to fund operating needs and capital expenditures. These same sources of cash are used to fund stockholder dividends and other discretionary uses. Our overall liquidity reflects our strong business results and an effective cash management strategy that takes into account liquidity management, economic factors, and tax considerations. We expect our sources of cash to be adequate to provide for budgeted capital expenditures, potential mergers and acquisitions, and anticipated operating requirements for the next 12 months and beyond.

Cash Flow Summary	Year Ended December 31,			Changes, Year versus Year-Increase / (Decrease)
	2023	2022	2021	2023 v. 2022	2022 v. 2021
Cash provided by operating activities	$83,783	$88,936	$88,263	$(5,153)	$673

Cash used in investing activities	(159,242)	(47,813)	(182,619)	(111,429)	134,806

Cash provided by (used in) financing activities	45,924	(14,764)	94,287	60,688	(109,051)

Effect of exchange rate changes on cash and cash equivalents	34	(38)	(25)	72	(13)

Increase (decrease) in cash and cash equivalents	$(29,501)	$26,321	$(94)	$(55,822)	$26,415

Operating Activities. Cash provided by operating activities was $83,783 during the year ended December 31, 2023. The cash provided by operating activities during 2023 resulted primarily from net income of $107,130 and adjustments for non-cash or non-operating charges of $56,263, including depreciation and amortization, impairment of long-lived assets and other, share-based compensation, partially offset by uses of cash due to changes in operating assets and liabilities of $79,610. The primary drivers of the changes in operating assets and liabilities were $46,921 use of cash related to an increase in inventories, primarily barreled distillate, and $32,397 use of cash related to an increase in receivables.

Cash provided by operating activities was $88,936 during the year ended December 31, 2022. The cash provided by operating activities during 2022 resulted primarily from net income of $108,872, adjustments for non-cash or non-operating charges of $30,382, including depreciation and amortization, share-based compensation, equity method investment loss, and by uses of cash due to changes in operating assets and liabilities of $50,318. The primary drivers of the changes in operating assets and liabilities were $44,350 use of cash related to an increase in inventories, primarily barreled distillate, and $16,786 use of cash related to an increase in receivables, partially offset by $10,626 of cash provided by an increase in accounts payable related to the timing of cash disbursements.

Investing Activities. Cash used in investing activities for the year ended December 31, 2023 was $159,242, which primarily resulted from $103,712 related to the acquisition of Penelope and additions to property, plant and equipment of $55,267 (see “Capital Spending”).

Cash used in investing activities for the year ended December 31, 2022 was $47,813, which primarily resulted from additions to property, plant and equipment of $45,323 (see “Capital Spending”).

Capital Spending. We manage capital spending to support our business growth plans. We have incurred $61,108, $47,859, and $51,691 of capital expenditures and have paid $55,267, $45,323, and $47,389 for capital expenditures for the years ended December 31, 2023, 2022 and 2021, respectively. The difference between the amount of capital expenditures incurred and amount paid is due to the change in capital expenditures in accounts payable. We expect approximately $85,800 in capital expenditures for 2024, which we expect to use for facility improvement and expansion, facility sustenance projects, and environmental health and safety projects.

Financing Activities. Cash provided by financing activities for the year ended December 31, 2023 was $45,924, primarily due to net proceeds on long-term debt of $57,400 (see Long-Term and Short-Term Debt), partially offset by payments of dividends and dividend equivalents of $10,675 (see Note 9, Equity and EPS for additional information).

Cash used in financing activities for the year ended December 31, 2022 was $14,764, primarily due to payments of dividends and dividend equivalents of $10,646 (see Note 9, Equity and EPS for additional information), and principal payments on long-term debt of $3,403 (see Long-Term and Short-Term Debt).

Treasury Purchases. 22,592 RSUs vested and converted to common shares during the year ended December 31, 2023, of which we withheld and purchased for treasury 8,437 shares valued at $801 to cover payment of associated withholding taxes.

29,376 RSUs vested and converted to common shares during the year ended December 31, 2022, of which we withheld and purchased for treasury 9,031 shares valued at $715 to cover payment of associated withholding taxes.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development and Board-approved dividends) and the overall cost of capital. Total debt was $287,249 (net of unamortized loan fees of $6,601) at December 31, 2023 and $230,335 (net of unamortized loan fees of $6,115) at December 31, 2022. Net borrowings / (payments) on all debt for 2023 and 2022 were $57,400, and $(3,403), respectively (see Note 7, Corporate Borrowings for additional information).

Dividends and Dividend Equivalents. See Note 9, Equity and EPS for further discussion.

On February 22, 2024, we announced a dividend payable to stockholders of record of our Common Stock, resulting in dividend equivalents payable to RSU holders, of $0.12 per share and per RSU. The dividend and dividend equivalent are payable on March 29, 2024 to stockholders of record and RSU holders on March 15, 2024.

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

Our principal sources of cash are product sales and borrowings on our various debt agreements.  Under these agreements, we must meet certain financial covenants and restrictions, and at December 31, 2023, we met those covenants and restrictions.

At December 31, 2023, our current assets exceeded our current liabilities by $400,191, largely due to our inventories, at cost, of $346,853. At December 31, 2023, our cash balance was $18,388, and we have used our various debt agreements for liquidity purposes, with $337,000 available under our Credit Agreement for additional borrowings and $220,400 available under the Note Purchase Agreement (see Note 7, Corporate Borrowings for additional information). We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments, dividend payments as well as potential mergers and acquisitions. Subject to market conditions, we could also fund future mergers and acquisitions through the issuance of additional shares of Common Stock. In addition, we have strong operating results such that we believe financial institutions should provide sufficient credit funding to meet our short-term financing requirements, if needed.

Contractual Obligations

The following table provides information on the amounts and payments of our contractual obligations at December 31, 2023:

	Payments due by period
	Total	Short-Term (a)		Long-Term
Long-term debt	$293,850	$6,400		$287,450
Interest on long-term debt (c)	71,677	4,841		66,836
Operating leases	16,092	3,702		12,390
Purchase commitments	126,893	115,011	(b)	11,882
Other	863	205		658
Total	$509,375	$130,159		$379,216
(a)Short-term obligation payments are due within 12 months from the current year end.
(b)Includes open purchase order commitments related to raw materials and packaging used in the ordinary course of business of 101,872.
(c)Excludes variable interest on long-term debt

Industrial Revenue Bonds

We are in the process of completing several projects that have been financed using industrial revenue bonds in the state of Kentucky. Traditionally, industrial revenue bonds have been used as an economic development tool in the state to attract desirable businesses, including business in the bourbon industry, and have allowed a 15 to 40 year real property tax abatement on our renovated and newly-constructed warehouse buildings and distilleries in Kentucky. As of December 31, 2023, approximately $50,000 of our facilities in Nelson County, Kentucky and approximately $30,900 of our facilities in Williamstown, Kentucky were financed with industrial revenue bonds. The city then leased the facilities back to us under a capital lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay principal and interest on the bonds. Our obligation to pay rent under the lease is in the same amount and due on the same date as the obligation to pay debt service on the bonds which we hold. The lease permits us to present the bonds at any time for cancellation, upon which our obligation to pay basic rent would be canceled. At the bonds’ maturity, the facilities will revert to us without costs. If we were to present the bonds for cancellation prior to maturity, a nominal fee could be incurred. We may not be able to use industrial revenue bonds in the future due to legislative, regulatory, and related changes in the state of Kentucky.

We recorded the land and buildings as assets in property, plant, and equipment, net, on our Consolidated Balance Sheets. Because we own all outstanding bonds, have a legal right to set-off, and intend to set-off the corresponding lease and interest payments, we have netted the capital lease obligation with the bond asset. No amount for our obligation under the capital lease is reflected on our Consolidated Balance Sheets, nor do we reflect an amount for the corresponding industrial revenue bond asset (see Note 11, Commitments and Contingencies for additional information).

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

Business Combinations. The acquisition of Penelope was accounted for as a business combination in accordance with Financial Accounting Standards Board Accounting Standard Codification 805, Business Combinations (“ASC 805”), and as such, we allocated the consideration paid for the business to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date, with the excess recorded to goodwill. The fair value measurements of tangible and intangible assets and liabilities were based on significant inputs not observable in the market. Critical estimates used in determining the fair value include, but are not limited to discount rates that would be used by a market participant in valuing these assets and liabilities, projections of revenues and cash flows, distributor attrition rates, royalty rates, and market comparables, among others. The fair value of work-in process and finished goods inventory was determined using the comparative sales method and raw materials was determined using the replacement cost method. The trade names and distributor relationships acquired were recorded at fair value using the relief from royalty method and multi-period excess earnings method, respectively. Management engaged a third-party valuation specialist to assist in the valuation analysis of certain acquired assets including trade name and distributor relationship.

Contingent Consideration. The estimated fair value of the contingent consideration obligation at the Acquisition date was determined using a Monte Carlo simulation approach. This approach requires significant assumptions, including projected net sales, discount rates, and volatility rates. The contingent consideration liability is measured on a quarterly basis and recorded at fair value. The changes in fair value of the obligation result from changes in the key assumptions between measurement dates, such as projected net sales, discount rates, and volatility rates. The adjustment to fair value is recorded in the change in fair value of contingent consideration line on the Consolidated Statements of Income.

Goodwill and Other Intangible Assets. The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. We have the option to evaluate qualitative factors to assess if goodwill and indefinite-lived intangible assets are impaired before quantifying the fair value of the reporting unit. Management judgment is required in the evaluation of qualitative factors, determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. To the extent that the carrying amount exceeds fair value, an impairment of goodwill is recognized and allocated to the reporting units. Based on the impairment tests performed by the Company during the fourth quarter 2023, we believe none of our goodwill or indefinite-lived intangible assets are impaired and are not currently at risk of impairment.

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

Commodity Costs. Certain commodities we use in our production process, or input costs, expose us to market price risk due to volatility in the prices for those commodities.  Through our grain supply contracts for our Lawrenceburg facility, our wheat flour supply contract for our Atchison facility, and our natural gas contracts for both facilities, we purchase grain, wheat flour, and natural gas, respectively, for delivery from one to 24 months into the future at negotiated prices.  We have determined that the firm commitments to purchase grain, wheat flour, and natural gas under the terms of our supply contracts meet the normal purchases and sales exception as defined under Accounting Standards Codification (“ASC”) 815,  Derivatives and Hedging, because the quantities involved are for amounts to be consumed within the normal expected production process.

Interest Rate Exposures. Our Credit Agreement, Convertible Senior Notes and Note Purchase Agreement (Note 7, Corporate Borrowings) expose us to market risks arising from adverse changes in interest rates. Established procedures and internal processes govern the management of this market risk.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at December 31, 2023, a 100 basis point increase over the current rates actually in effect at such date would increase our interest expense on an annual basis by $630. Based on weighted average outstanding fixed-rate borrowings at December 31, 2023, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $17,134, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $13,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. As a result of this assessment, management has concluded that the Company’s internal control over financial reporting as of December 31, 2023 was effective.

KPMG, LLP, the independent registered public accounting firm that audited the Company’s financial statements contained herein, has issued an audit report on our internal control over financial reporting as of December 31, 2023, which is included in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
MGP Ingredients, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of MGP Ingredients, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue recognition under bill and hold arrangements

As discussed in Note 1 to the consolidated financial statements, the Company’s Distilling Solutions segment routinely enters into bill and hold arrangements, whereby the Company produces and sells aged and unaged distillate to customers. As discussed in Note 3 to the consolidated financial statements, brown goods premium beverage alcohol revenue was $289,191 thousand for the year ended December 31, 2023, a portion of which was for bill and hold arrangements.

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

Acquisition-date fair value measurement of contingent consideration liability

As discussed in Note 1 and 4 to the consolidated financial statements, on June 1, 2023, the Company acquired Penelope Bourbon LLC (Penelope) in a business combination for cash consideration of $104,638 thousand and contingent consideration of up to $110,800 thousand if the Penelope business achieves certain net sales targets between the acquisition date and December 31, 2025. At the acquisition date, management estimated the fair value of the contingent consideration liability to be $62,100 thousand using a Monte Carlo simulation based on certain assumptions including projected net sales over the term of the earn-out period and volatility rate.

We identified the assessment of the acquisition-date fair value measurement of the contingent consideration liability as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the projected net sales and volatility rate used in the Monte Carlo simulation. Changes in these assumptions could have had a significant impact on the fair value of the contingent consideration liability.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation of the contingent consideration liability, including controls related to the determination of projected net sales and volatility rate.

We performed sensitivity analyses over the projected net sales and volatility rate to assess the impact of changes in those assumptions on the Company’s determination of the acquisition-date fair value of the contingent consideration liability. We assessed the projected net sales by comparing them to Penelope’s historical actual results, actual results since the acquisition, and industry data. We also involved valuation professionals with specialized skills and knowledge, who assisted us in evaluating the volatility rate used in the Monte Carlo simulation model by comparing it to comparable companies.

/s/ KPMG LLP
We have served as the Company’s auditor since 2008.

Kansas City, Missouri
February 22, 2024

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Sales	$836,523	$782,358	$626,720
Cost of sales	531,811	529,052	427,755
Gross profit	304,712	253,306	198,965

Advertising and promotion expenses	38,213	29,714	16,098
Selling, general, and administrative expenses	91,395	74,627	72,829
Impairment of long-lived assets and other	19,391	—	—
Change in fair value of contingent consideration	7,100	—	—
Insurance recoveries	—	—	(16,325)
Operating income	148,613	148,965	126,363

Interest expense, net	(6,647)	(5,451)	(4,037)
Other expense, net	(220)	(3,342)	(1,230)
Income before income taxes	141,746	140,172	121,096

Income tax expense	34,616	31,300	30,279
Net income	107,130	108,872	90,817

Net loss attributable to noncontrolling interest	345	590	490
Net income attributable to MGP Ingredients, Inc.	107,475	109,462	91,307

Income attributable to participating securities	(1,074)	(871)	(712)
Net income used in earnings per common share calculation	$106,401	$108,591	$90,595

Weighted average common shares
Basic	22,059,816	22,002,990	20,719,663
Diluted	22,173,918	22,053,966	20,719,663

Earnings per common share
Basic	$4.82	$4.94	$4.37
Diluted	$4.80	$4.92	$4.37

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income attributable to MGP Ingredients, Inc.	$107,475	$109,462	$91,307
Other comprehensive loss, net of tax:
Unrealized gain (loss) on foreign currency translation adjustment	236	(676)	(151)
Changes in Company-sponsored post-employment benefit plan	(329)	18	19
Other comprehensive loss	(93)	(658)	(132)
Comprehensive income attributable to MGP Ingredients, Inc.	107,382	108,804	91,175

Comprehensive loss attributable to noncontrolling interest	(345)	(590)	(490)
Comprehensive income	$107,037	$108,214	$90,685

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts and par value)

	December 31,
	2023	2022
Current Assets
Cash and cash equivalents	$18,388	$47,889
Receivables (less allowance for credit loss of $1,475 at both December 31, 2023 and 2022)	144,286	109,267
Inventory	346,853	289,722
Prepaid expenses	3,580	2,957
Refundable income taxes	1,190	4,327
Total current assets	514,297	454,162

Property, plant, and equipment, net	262,303	235,632
Operating lease right-of-use assets, net	13,975	15,042
Investment in joint venture	5,197	5,534
Intangible assets, net	271,706	216,768
Goodwill	321,544	226,294
Other assets	3,326	4,779
Total assets	$1,392,348	$1,158,211

Current Liabilities
Current maturities of long-term debt	$6,400	$5,600
Accounts payable	73,594	66,432
Federal and state excise taxes payable	2,251	4,627
Accrued expenses and other	31,861	28,716
Total current liabilities	114,106	105,375

Long-term debt, less current maturities	85,305	29,510
Convertible senior notes	195,544	195,225
Long-term operating lease liabilities	11,292	11,622
Contingent consideration	69,200	—
Other noncurrent liabilities	4,763	3,723
Deferred income taxes	63,071	67,112
Total liabilities	543,281	412,567

Commitments and Contingencies – Note 11
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 23,125,166 shares at December 31, 2023 and 2022; 22,016,113 and 21,994,042 shares outstanding at December 31, 2023 and 2022, respectively	6,715	6,715
Additional paid-in capital	325,453	318,839
Retained earnings	539,883	443,061
Accumulated other comprehensive income	(397)	(304)
Treasury stock, at cost, 1,109,053 and 1,131,124 shares at December 31, 2023 and 2022, respectively	(21,166)	(21,591)
Total MGP Ingredients, Inc. stockholders equity	850,492	746,724
Noncontrolling interest	(1,425)	(1,080)
Total equity	849,067	745,644
Total liabilities and equity	$1,392,348	$1,158,211
 See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net income	$107,130	$108,872	$90,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,113	21,455	19,092
Impairment of long-lived assets and other	19,391	—	—
Gain on insurance recoveries	—	—	(16,325)
Share-based compensation	10,635	5,502	5,555
Equity method investment loss	337	2,220	1,611
Deferred income taxes, including change in valuation allowance	(4,041)	1,011	6,772
Change in fair value of contingent consideration	7,100	—	—
Other, net	728	194	145
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(32,397)	(16,786)	(6,031)
Inventory	(46,921)	(44,350)	(14,214)
Prepaid expenses	(481)	(1,468)	2,586
Income taxes payable (refundable)	3,136	1,212	(6,242)
Accounts payable	(2,406)	10,626	5,301
Accrued expenses and other	348	1,984	738
Federal and state excise taxes payable	(2,375)	(2,365)	(1,467)
Other, net	1,486	829	(75)
Net cash provided by operating activities	83,783	88,936	88,263
Cash Flows from Investing Activities
Additions to property, plant, and equipment	(55,267)	(45,323)	(47,389)
Purchase of business, net of cash acquired	(103,712)	—	(149,005)
Contributions to equity method investments	—	(2,810)	(1,470)
Proceeds from property insurance recoveries	—	—	16,325
Other, net	(263)	320	(1,080)
Net cash used in investing activities	(159,242)	(47,813)	(182,619)
Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(10,675)	(10,646)	(10,017)
Purchase of treasury stock	(801)	(715)	(767)
Loan fees incurred with borrowings	—	—	(7,050)
Principal payments on long-term debt	(5,600)	(3,403)	(1,620)
Proceeds from credit agreement - revolver	105,000	—	242,300
Payments on credit agreement - revolver	(42,000)	—	(242,300)
Proceeds from convertible senior notes	—	—	201,250
Payment on assumed debt as part of the Merger	—	—	(87,509)
Net cash provided by (used in) financing activities	45,924	(14,764)	94,287
Effect of exchange rate changes on cash and cash equivalents	34	(38)	(25)
Increase (decrease) in cash and cash equivalents	(29,501)	26,321	(94)
Cash and cash equivalents, beginning of year	47,889	21,568	21,662
Cash and cash equivalents, end of year	$18,388	$47,889	$21,568

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance, December 31, 2020	$4	$6,715	$15,503	$262,943	$486	$(23,125)	$—	$262,526
Comprehensive income (loss):
Net income (loss)	—	—	—	91,307	—	—	(490)	90,817
Other comprehensive loss	—	—	—	—	(132)	—	—	(132)
Dividends and dividend equivalents of $0.48 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(10,013)	—	—	—	(10,013)
Share-based compensation	—	—	5,555	—	—	—	—	5,555
Stock shares awarded, forfeited or vested	—	—	(1,535)	—	—	1,535	—	—
Stock shares repurchased	—	—	—	—	—	(767)	—	(767)
Equity consideration for Merger	—	—	296,279	—	—	—	—	296,279
Balance, December 31, 2021	4	6,715	315,802	344,237	354	(22,357)	(490)	644,265
Comprehensive income (loss):
Net income (loss)	—	—	—	109,462	—	—	(590)	108,872
Other comprehensive loss	—	—	—	—	(658)	—	—	(658)
Dividends and dividend equivalents of $0.48 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(10,638)	—	—	—	(10,638)
Share-based compensation	—	—	4,518	—	—	—	—	4,518
Stock shares awarded, forfeited or vested	—	—	(1,481)	—	—	1,481	—	—
Stock shares repurchased	—	—	—	—	—	(715)	—	(715)
Balance, December 31, 2022	4	6,715	318,839	443,061	(304)	(21,591)	(1,080)	745,644
Comprehensive income (loss):
Net income (loss)	—	—	—	107,475	—	—	(345)	107,130
Other comprehensive loss	—	—	—	—	(93)	—	—	(93)
Dividends and dividend equivalents of $0.48 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(10,653)	—	—	—	(10,653)
Share-based compensation	—	—	7,840	—	—	—	—	7,840
Stock shares awarded, forfeited or vested	—	—	(1,226)	—	—	1,226	—	—
Stock shares repurchased	—	—	—	—	—	(801)	—	(801)
Balance, December 31, 2023	$4	$6,715	$325,453	$539,883	$(397)	$(21,166)	$(1,425)	$849,067

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company.  MGP Ingredients, Inc. (“MGP,” or the “Company”) is a leading producer and supplier of premium distilled spirits, branded spirits, and food ingredients. Distilled spirits include premium bourbon, rye, and other whiskeys and grain neutral spirits (“GNS”), including vodka and gin. The Company’s distilled spirits are either sold directly or indirectly to manufacturers of other branded spirits. MGP was also a producer of high quality industrial alcohol for use in both food and non-food applications, which was primarily produced at the Company’s distillery located in Atchison, Kansas, prior to its closure during December 2023. The Company has a portfolio of its own high quality branded spirits which are produced through the distilleries and bottling facilities and sold to distributors. The Company’s branded spirits products account for a range of price points from value products through ultra premium brands. The Company’s protein and starch food ingredients provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. The ingredients products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries.

On June 1, 2023, the Company acquired Penelope Bourbon LLC (“Penelope”), which, prior to the Company’s acquisition, was a family and founder-owned and operated American whiskey company with a diverse portfolio of high-quality whiskeys in the premium plus price tiers. See Note 4, Business Combination, for further details.

The Company reports three operating segments: Distilling Solutions, Branded Spirits, and Ingredient Solutions.

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the 2021 and 2022 consolidated financial statements have been reclassified to conform to the 2023 presentation.

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

Inventory.  Inventory includes finished goods, raw materials in the form of agricultural commodities used in the production process, as well as bottles, caps, and labels used in the bottling process, and certain maintenance and repair items.  Bourbons, ryes, and other whiskeys, included in inventory, are normally aged in barrels for several years, following industry practice; all barreled bourbon, rye, and other whiskeys are classified as a current asset. The Company includes warehousing, insurance, and other carrying charges applicable to barreled whiskey in inventory costs.

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
(a) Leasehold improvements are the shorter of economic useful life or life of the lease

Maintenance costs are expensed as incurred. The cost of property, plant, and equipment sold, retired, or otherwise disposed of, as well as related accumulated depreciation and amortization, are eliminated from the property accounts with related gains and losses reflected in the Consolidated Statements of Income.  The Company capitalizes interest costs associated with significant construction projects.  Total interest incurred for 2023, 2022, and 2021 is noted below:

	Year Ended December 31,
	2023	2022	2021
Interest costs charged to expense	$6,647	$5,451	$4,037
Plus: Interest cost capitalized	2,349	866	339
Total	$8,996	$6,317	$4,376

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

The Distilling Solutions segment routinely enters into bill and hold arrangements, whereby the Company produces and sells aged and unaged distillate to customers, and the product is barreled at the customer’s request and warehoused at a Company location for an extended period of time in accordance with directions received from the Company’s customers. Even though the aged and unaged distillate remains in the Company’s possession, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in bill and hold transactions when customer acceptance specifications have been met, legal title has transferred, the customer has a present obligation to pay for the product and the risk and rewards of ownership have transferred to the customer. Additionally, all the following bill and hold criteria have been met in order for control to be transferred to the customer: the reason for the bill and hold arrangement is substantive, the customer has requested the product be warehoused, the product has been identified as separately belonging to the customer, the product is currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or direct it to another customer.

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

Impairment of Long-Lived Assets. The Company reviews long lived assets for impairment when events or changes in circumstances indicate the carrying amount of the asset group may not be fully recoverable. The Company determines the carrying amount of the asset group using the future projected cash flows as well as quantitative and qualitative factors. An impairment loss is recognized when the carrying value exceeds the fair value of the asset group. For the year ended December

31, 2023, the Company recognized impairment of long-lived assets and other of $19,391. See Note 6, Closure of the Atchison Distillery, for more information.

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

During November 2020, the Company experienced a fire at the Atchison facility. The fire damaged certain equipment in the facility’s feed drying operations and caused temporary loss of production time. At December 31, 2021, the Company received a legally binding commitment from its insurance carrier for final settlement of $43,688, $27,363 related to business interruption and $16,325 for the damaged dryer. The Company recorded a settlement related to business interruption from its insurance carrier of $23,583 for the year ended December 31, 2021. The business interruption portion of the settlement was recorded as a reduction of cost of sales on the Consolidated Statements of Income and the insurance recoveries for the replacement of the damaged dryer was recorded as insurance recoveries on the Consolidated Statements of Income. The Company finalized the construction of the replacement drying system and placed this dryer into service during 2021.

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

Translation of Foreign Currencies. Assets and liabilities of Niche Drinks, Co., Ltd. (“Niche”), a wholly-owned subsidiary of the Company whose functional currency is the British pound sterling, are translated to U.S. dollars using the exchange rate in effect at the consolidated balance sheet date. Results of operations are translated using average rates during the period. Adjustments resulting from the translation process are included as a component of accumulated other comprehensive income. The Company maintains a U.S. bank account denominated in British pounds sterling and it is adjusted for the market exchange rate at the reporting period-end. Any impacts of the adjustment for the exchange rate applied to the financial asset is reported in other expense, net on the Consolidated Statements of Income.

Business Combinations. Assets and liabilities assumed during a business combination are generally recorded at fair market value as of the acquisition date. Goodwill is recognized to the extent that the purchase consideration, including contingent consideration, exceeds the value of the assets acquired and liabilities assumed. The Company uses its internal estimates and third-party valuation specialists to assist in determining the fair value of the assets acquired and liabilities assumed. During the measurement period, which can be up to one year after the acquisition date, the Company can make adjustments to the fair value of the assets acquired and liabilities assumed, with the offset being an adjustment to goodwill.

Goodwill and Other Intangible Assets. The Company records goodwill and other indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and other indefinite-lived intangible assets to its respective reporting units. The Company evaluates goodwill for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. To the extent that the carrying value exceeds fair value, an impairment of goodwill is recognized. Judgment is required in the determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. The Company separately evaluates indefinite-lived intangible assets for impairment. As of December 31, 2023, the Company determined that goodwill and indefinite-lived intangible assets were not impaired.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. Excluding the impact of the conversion feature of the Convertible Senior Notes, the fair value of the Company’s debt was $194,440 and $150,249 at December 31, 2023 and 2022, respectively. The financial statement carrying value (net of unamortized loan fees) was $287,249 and $230,335 at December 31, 2023 and 2022, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

The fair value calculation of contingent consideration associated with the acquisition of Penelope uses unobservable inputs, such as estimated net sales over the term of the earn-out period, discount rates, and volatility rates. The contingent consideration is measured using the Monte Carlo simulation approach. The inputs used in the calculation of the contingent consideration liability are considered Level 3 under the fair value hierarchy due to the lack of relevant market activity. See Note 4, Business Combination, for more information.

Fair value disclosure for deferred compensation plan investments is included in Note 12, Employee Benefit Plans.

Derivative Instruments. Certain commodities the Company uses in its production process, or input costs, expose it to market price risk due to volatility in the prices for those commodities.  Through the Company’s grain supply contracts, its wheat flour supply contract, and its natural gas contracts, it purchases grain, wheat flour, and natural gas, respectively, for delivery from one to 24 months into the future at negotiated fixed prices.  The Company has determined that the firm commitments to purchase grain, wheat flour, and natural gas under the terms of its supply contracts meet the normal purchases and sales exception as defined under ASC 815,  Derivatives and Hedging, because the quantities involved are for amounts to be consumed within the normal expected production process.

Equity Method Investments. The Company holds 50 percent interest in DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S.de R.L. de C.V. (“Agricola” and together with DGL, “LMX”), which are accounted for as equity method investments. At December 31, 2023 and 2022, the investment in LMX was $5,197 and $5,534, respectively, which is recorded in investment in joint ventures on the Consolidated Balance Sheets. During the years ended December 31, 2023 and 2022, the Company recorded a $337 and $2,220 loss from equity method investments, respectively, which is recorded in other income (expense), net on the Consolidated Statements of Income.

Recently Adopted Accounting Standard Updates. The Company did not adopt any new Accounting Standard Updates (“ASU”) during the year ended December 31, 2023.

Recently Issued Accounting Pronouncements. ASU 2023-07, Improvements to Reportable Segment Disclosures, which requires improved disclosures related to significant segment expenses. This ASU requires companies to disclose significant segment expenses provided to the chief operating decision maker (“CODM”), a description of other segment items and all existing annual disclosures must be provided on an interim basis. This ASU is effective for annual periods beginning after December 15, 2023. Early adoption is permitted and must be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact to the Company’s financial statements.

ASU 2023-09, Improvements to Income Tax Disclosures, requires improved disclosures related to the rate reconciliation and income taxes paid. This ASU requires companies to reconcile the income tax expense attributable to continuing operations to the statutory federal income tax rate applied to pre-tax income from continuing operations. Additionally, this ASU requires companies to disclose the total amount of income taxes paid during the period. This ASU is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact to the Company’s financial statements.

The other recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) are not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.

NOTE 2: OTHER BALANCE SHEET CAPTIONS

Inventory.

	December 31,
	2023	2022
Finished goods	$55,463	$47,073
Barreled distillate (bourbons and other whiskeys)	250,183	199,040
Raw materials	28,825	29,931
Work in process	1,691	1,645
Maintenance materials	8,355	9,931
Other	2,336	2,102
Total	$346,853	$289,722

Property, plant, and equipment, net.

	December 31,
	2023	2022
Land, buildings, and improvements	$188,521	$155,385
Transportation equipment	844	805
Machinery and equipment	261,354	257,075
Construction in progress	38,927	37,535
Property, plant, and equipment, at cost	489,646	450,800
Less accumulated depreciation and amortization	(227,343)	(215,168)
Property, plant, and equipment, net	$262,303	$235,632

Accrued expenses and other.

	December 31,
	2023	2022
Employee benefit plans	$5,140	$2,389
Salaries and wages	16,637	17,862
Property taxes	2,062	1,318
Current operating lease liabilities	3,318	3,807
Other	4,704	3,340
Total	$31,861	$28,716

NOTE 3: REVENUE

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

Disaggregation of Sales. The following table presents the Company’s sales disaggregated by segment and major products and services.

	Year Ended December 31,
	2023	2022	2021
Distilling Solutions
Brown Goods	$289,191	$229,523	$162,074
White Goods	58,645	74,510	75,818
Premium beverage alcohol	347,836	304,033	237,892
Industrial alcohol	38,010	46,812	62,628
Food grade alcohol	385,846	350,845	300,520
Fuel grade alcohol	7,798	13,681	14,916
Distillers feed and related co-products	28,578	40,354	19,545
Warehouse services	28,632	23,598	17,523
Total Distilling Solutions	450,854	428,478	352,504

Branded Spirits
Ultra premium	63,748	48,245	27,722
Super premium	13,424	12,274	8,937
Premium	28,293	24,211	17,626
Premium plus	105,465	84,730	54,285
Mid	75,676	82,530	71,292
Value	47,907	47,395	38,520
Other	24,885	23,284	19,469
Total Branded Spirits	253,933	237,939	183,566

Ingredient Solutions
Specialty wheat starches	66,050	62,567	47,758
Specialty wheat proteins	48,291	39,313	31,485
Commodity wheat starch	16,413	14,023	10,014
Commodity wheat protein	982	38	1,393
Total Ingredient Solutions	131,736	115,941	90,650

Total Sales	$836,523	$782,358	$626,720

NOTE 4: BUSINESS COMBINATION

Acquisition of Penelope

Description of the Transaction. On May 8, 2023, the Company entered into a definitive agreement to acquire 100 percent of the equity of Penelope, and subsequently completed the acquisition on June 1, 2023 (the “Acquisition”). Penelope, prior to the Acquisition, was a family and founder-owned and operated American whiskey company with a diverse portfolio of high-quality whiskeys in the premium plus price tiers. As a result of the Acquisition, the Company enhanced its presence in the growing American whiskey category and expanded its portfolio of premium plus price tier brands.

Following the Acquisition, Penelope became a wholly owned subsidiary of the Company and its financial results are included within the Branded Spirits segment. The aggregate consideration paid by the Company in connection with the Acquisition was $105,000 in cash paid at closing, with further additional potential earn-out consideration of up to a maximum cash payout of $110,800 if certain performance conditions, measured through December 31, 2025, are met. The consideration is subject to customary purchase price adjustments related to, among other things, net working capital and acquired cash. The consideration paid at closing included a preliminary estimated purchase price adjustment. During the year ended December 31, 2023, the

Company finalized the net working capital adjustments, which decreased the cash consideration from $105,000 at closing to $104,638 at December 31, 2023. The cash portion of the consideration and transaction-related expenses were paid using both cash on hand and borrowings under the Company’s existing credit agreement. See Note 7, Corporate Borrowings, for further details.

For tax purposes, the Acquisition was structured as an asset purchase which created additional tax basis in the assets acquired as a result of valuing the assets at fair market value and the purchase price will be accounted for in accordance with U.S. federal tax law. Indefinite-lived intangible assets and goodwill is expected to be deductible for U.S. income tax purposes.

Purchase Price Allocation. The Acquisition was accounted for as a business combination in accordance with FASB Accounting Standard Codification 805, Business Combinations (“ASC 805”), and as such, assets acquired, liabilities assumed, and consideration transferred were recorded at their estimated fair values on the acquisition date. The following table summarizes the allocation of the consideration paid for Penelope to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date, with the excess recorded to goodwill.

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

Goodwill of $95,250, all of which is expected to be deductible for tax purposes, represents the excess of the consideration transferred over the estimated fair value of assets acquired net of liabilities assumed. Additionally, the goodwill is representative of the strength of the Penelope brand within the American whiskey category, and the synergies expected to be achieved by the combined company. The intangible assets acquired included indefinite-lived intangible assets, trade names, which have an estimated fair value of $34,000, and definite-lived intangible assets, distributor relationships, which have an estimated fair value of $23,700 and a useful life of 20 years. The trade names and distributor relationships acquired by the Company have been recorded at estimated fair values using the relief from royalty method and multi-period excess earnings method, respectively. Management engaged a third-party valuation specialist to assist in the valuation analysis of certain acquired assets including trade names and distributor relationships.

The operating results of Penelope have been included in the Company’s consolidated financial statements since the date of the Acquisition, June 1, 2023. The operating results and pro forma results are not disclosed due to the immaterial impact to the Company’s Consolidated Statements of Income.

During the year ended December 31, 2023, the Company incurred $2,060 of costs related to the Acquisition, which are included in selling, general, and administrative expenses on the Consolidated Statements of Income.

Contingent Consideration. The estimated fair value of the contingent consideration obligation at the Acquisition date was $62,100, which was determined using a Monte Carlo simulation approach. This approach requires significant assumptions, including projected net sales, discount rates, and volatility rates. The inputs used in the calculation of the contingent consideration liability are considered Level 3 under the fair value hierarchy due to the lack of relevant market activity. The contingent consideration liability is measured on a quarterly basis and recorded at fair value. The changes in fair value of the obligation resulted from changes in the key assumptions between measurement dates, such as projected net sales, discount rates, and volatility rates. During the year ended December 31, 2023, there was a $7,100 adjustment to the fair value measurement of the contingent consideration obligation, which was included in the change in fair value of contingent consideration on the Consolidated Statements of Income. The amount payable is based upon achievement of certain net sales targets between the Acquisition date and December 31, 2025. The possible payments range from zero to a maximum payout of $110,800.

Merger with Luxco

Description of the transaction. On January 22, 2021, the Company entered into a definitive agreement to acquire Luxco, Inc. (“Luxco”) and subsequently completed the merger on April 1, 2021 (the “Merger”). Luxco is a leading branded beverage alcohol company across various categories, with a more than 60-year business heritage. As a result of the Merger, MGP increased its scale and market position in the branded-spirits sector and believes it strengthened its platform for future growth of higher valued-added products.

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

Pro Forma Information. The following table summarizes the unaudited pro forma financial results for the year ended December 31, 2021 as if the Merger had occurred on January 1, 2020:

Pro Forma Financial Information
Year Ended December 31,
2021
Sales	$671,090
Net income	100,597
Basic earnings per common share	4.84

The pro forma results are adjusted for items that are non-recurring in nature and directly attributable to the Merger, including the income tax effect of the adjustments. Merger related costs incurred by the Company of $8,927 for the year ended December 31, 2021 were excluded. Merger related costs incurred by Luxco of $3,132 were excluded from the year ended December 31, 2021 pro forma results. A non-recurring expense of $2,529 for the year ended December 31, 2021 related to the fair value adjustment of finished goods inventory estimated to have been sold was removed and included in the results for the year ended December 31, 2020. Other acquired tangible and intangible assets are assumed to be recorded at estimated fair value on January 1, 2020 and are amortized or depreciated over their estimated useful lives.

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

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-Lived Intangible Assets. The Company acquired definite-lived intangible asset in connection with various acquisitions of businesses. The distributor relationships have a carrying value of $58,716, net of accumulated amortization of $6,384. The distributor relationships have a useful life of 20 years. The amortization expense for the years ended December 31, 2023 and 2022 was $2,761 and $2,070, respectively. The weighted average amortization period at December 31, 2023 for definite-lived intangible assets is 18.1 years

As of December 31, 2023, the expected future amortization expense related to definite-lived intangibles assets are as follows:

2024	$3,255
2025	3,255
2026	3,255
2027	3,255
2028	3,255
Thereafter	42,441
Total	$58,716

Goodwill and Indefinite-Lived Intangible Assets. The Company records goodwill and indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and indefinite-lived intangible assets to its respective reporting units.

Changes in carrying amount of goodwill by business segment were as follows:

	Distilling Solutions	Branded Spirits	Ingredient Solutions	Total
Balance at December 31, 2022	$—	$226,294	$—	$226,294
Acquisitions	—	95,250	—	95,250
Balance at December 31, 2023	$—	$321,544	$—	$321,544

Changes in carrying amount of trade names by business segment were as follows:

	Distilling Solutions	Branded Spirits	Ingredient Solutions	Total
Balance at December 31, 2022	$—	$178,990	$—	$178,990
Acquisitions	—	34,000	—	34,000
Balance at December 31, 2023	$—	$212,990	$—	$212,990

NOTE 6: CLOSURE OF THE ATCHISON FACILITY

On July 13, 2023, the Company announced the decision by its Board of Directors to approve the closure of the Company’s distillery located in Atchison, Kansas (the “Atchison Distillery”). The Atchison Distillery ceased operations in December 2023. The decision to close the Atchison Distillery is consistent with the Company’s plan to address profitability headwinds associated with its GNS and industrial alcohol products within the Distilling Solutions segment. As a result of the decision to close the Atchison Distillery, the Company, with the assistance of a third-party valuation specialist, completed a fair value analysis of the assets associated with the Atchison Distillery during the year ended December 31, 2023. The fair value of the assets associated with the Atchison Distillery were determined using a combination of the cost and market approach. During the year ended December 31, 2023, the Company recorded a $17,112 impairment of assets, which was recorded in impairment of long-lived assets and other on the Consolidated Statement of Income. The impaired assets were recorded within the Distilling Solution segment.

Additionally, the Company recorded $2,279 of expenses related to severance costs, inventory write offs, contract termination fees, consulting fees, and other miscellaneous expenses, which were recorded in impairment of long-lived assets and other on the Consolidated Statement of Income for the year ended December 31, 2023.

NOTE 7: CORPORATE BORROWINGS

Indebtedness Outstanding. The following table presents the Company’s outstanding indebtedness:

	December 31,
Description(a)	2023	2022
Credit Agreement - Revolver, 6.46% (variable rate) due 2026	$63,000	$—
Convertible Note, 1.88% (fixed rate) due 2041	201,250	201,250
Note Purchase Agreement
Series A Senior Secured Notes, 3.53% (fixed rate) due 2027	12,000	15,200
Senior Secured Notes, 3.80% (fixed rate) due 2029	17,600	20,000
Total indebtedness outstanding	293,850	236,450
Less unamortized loan fees(b)	(6,601)	(6,115)
Total indebtedness outstanding, net	287,249	230,335
Less current maturities of long-term debt	(6,400)	(5,600)
Long-term debt	$280,849	$224,735
(a) Interest rates are as of December 31, 2023.
(b) Loan fees are being amortized over the life of the debt agreements.

Credit Agreement. On February 14, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with multiple participants led by Wells Fargo Bank, National Association (“Wells Fargo Bank”), which provided for a $300,000 revolving credit facility. On May 14, 2021, the Company amended the Credit Agreement to extend the term and to increase the principal amount available to $400,000 and to permit the Company, subject to obtaining lender approval, to increase the amount of the revolving credit facility by up to an additional $100,000 provided certain conditions are satisfied and at the discretion of the lender. On August 31, 2022, the Credit Agreement was amended to change the interest rate benchmark from LIBOR to SOFR. The Credit Agreement matures on May 14, 2026. The Credit Agreement is secured by substantially all assets, excluding real property.

The Credit Agreement includes certain requirements and covenants, with which the Company was in compliance at December 31, 2023. The Company incurred no new loan fees related to the Credit Agreement during 2023. The unamortized balance of total loan fees related to the Credit Agreement was $824 at December 31, 2023. The unamortized loan fees are being amortized over the life of the Credit Agreement.

Part of the cash portion of the consideration paid to acquire Penelope and transaction-related expenses were financed with $105,000 borrowings under the Credit Agreement.

As of December 31, 2023, the Company had $63,000 outstanding borrowings under the Credit Agreement, leaving $337,000 available. The interest rate for the borrowings of the Credit Agreement at December 31, 2023 was 6.46%.

Note Purchase Agreements. The Company’s Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”), with PGIM, Inc. (“Prudential”), an affiliate of Prudential Financial, Inc., and certain affiliates of Prudential, provides for the issuance of $20,000 of Series A Senior Secured Notes and the issuance of up to $105,000 of additional Senior Secured Notes (or any higher amount solely to the extent Prudential has provided written notice to the Company of its authorization of such a higher amount). Effective August 23, 2023, the Note Purchase Agreement was amended to increase the total amount of Senior Secured Notes that may be issued under the facility of the Note Purchase Agreement to $250,000. Additionally, the period for issuing senior secured promissory notes under the Note Purchase Agreement was extended from August 23, 2023 to August 31, 2026.

During 2017, the Company issued $20,000 of Series A Senior Secured Notes with a maturity date of August 23, 2027. The Series A Senior Secured Notes bear interest at a rate of 3.53 percent per year. During 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Senior Secured Notes bear interest at a rate of 3.80 percent per year. As of December 31, 2023, the Company had $12,000 of Series A Senior Secured Notes and $17,600 of additional Senior Secured Notes outstanding under the Note Purchase Agreement, leaving $220,400 available of under the Note Purchase Agreement.

The Company did not capitalize any new loan fees related to the Note Purchase Agreement during 2023. The unamortized balance of total loan fees related to the Note Purchase Agreement was $71 at December 31, 2023 and is being amortized over the life of the Note Purchase Agreement. The Note Purchase Agreement is secured by substantially all assets, excluding real property. The Note Purchase Agreement includes certain requirements and covenants, with which the Company was in compliance at December 31, 2023.

Convertible Senior Notes. On November 16, 2021, the Company issued $201,250 in aggregate principal amount of 1.88% convertible senior notes due in 2041 (the “2041 Notes”). The total aggregate principal amount includes $26,250 aggregate principal amount of 2041 Notes purchased by the initial purchasers in the offering pursuant to their exercise in full of their option to purchase additional notes under the purchase agreement for the offering. The 2041 Notes were issued pursuant to an indenture, dated as of November 16, 2021 ( the “Indenture”), by and among the Company, as issuer, Luxco, Inc., MGPI Processing, Inc., and MGPI of Indiana, LLC, as subsidiary guarantors, and U.S. Bank National Association, as trustee. The 2041 Notes are senior, unsecured obligations of the Company and interest is payable semi-annually in arrears at a fixed interest rate of 1.88% on May 15 and November 15 of each year. The 2041 Notes mature on November 15, 2041 (“Maturity Date”) unless earlier repurchased, redeemed, or converted, per the terms of the Indenture. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2041 Notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s Common Stock, or a combination of cash and shares of the Company’s Common Stock, at its election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2041 Notes being converted.

The Company incurred no new loan fees related to the 2041 Notes during 2023. The unamortized balance of total loan fees related to the 2041 Notes was $5,706 at December 31, 2023 and is being amortized over the life of the 2041 Notes.

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
•if the Company calls the notes for redemption; or
•during the period July 15, 2026 ending close of business day immediately preceding November 20, 2026 or the period July 15, 2041 and close of business day immediately preceding the Maturity Date.

Debt Maturities. Aggregate amount of maturities for long-term debt as of December 31, 2023 are as follows:

2024	$6,400
2025	6,400
2026	69,400
2027	5,600
2028	3,200
Thereafter	202,850
Total	$293,850

NOTE 8: INCOME TAXES

Income tax expense is composed of the following:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$32,296	$26,107	$19,746
State	5,926	4,438	3,489
Foreign	330	(223)	294
	38,552	30,322	23,529
Deferred:
Federal	(4,100)	2,870	5,345
State	120	(1,821)	1,405
Foreign	44	(71)	—
	(3,936)	978	6,750
Total	$34,616	$31,300	$30,279

Income tax expense also included tax expense allocated to comprehensive income for 2023, 2022, and 2021 of $172, $33, and $19, respectively (see the Consolidated Statements of Comprehensive Income).

A reconciliation of income tax expense at the normal statutory federal rate to income tax expense included in the accompanying Consolidated Statements of Income is below:

	Year Ended December 31,
	2023	2022	2021
“Expected” provision at federal statutory rate	$29,895	$29,442	$25,435
State income taxes, net	6,545	6,446	5,713
Foreign income taxes	330	(223)	294
Change in valuation allowance	1,135	416	204
Share-based compensation	(288)	(34)	31
Federal and state tax credits	(1,685)	(3,506)	(1,363)
Other	(1,316)	(1,241)	(35)
Income tax expense	$34,616	$31,300	$30,279
Effective tax rate	24.4%	22.3%	25.0%

The tax effects of temporary differences giving rise to deferred income taxes shown on the Consolidated Balance Sheets are as follows:

	December 31,
	2023	2022
Deferred income tax assets:
Share-based compensation	$4,453	$2,462
U.S. state and foreign tax credit carryforwards	3,350	3,991
Mexico and U.S. state loss carryforwards	3,890	3,040
Inventories	2,656	1,936
Operating lease liabilities	3,740	3,949
Deferred compensation	848	691
Section 174 timing difference	2,032	—
Other	4,279	3,002
Gross deferred income tax assets	25,248	19,071
Less: valuation allowance	(3,208)	(2,073)
Net deferred income tax assets	22,040	16,998
Deferred income tax liabilities:
Property, plant and equipment	(24,084)	(25,623)
Intangibles	(48,460)	(47,187)
Inventory	(2,007)	(2,812)
Operating lease right-of-use assets	(3,577)	(3,850)
Convertible Senior Note	(4,716)	(2,424)
Other	(2,267)	(2,214)
Gross deferred income tax liabilities	(85,111)	(84,110)
Net deferred income tax liability	$(63,071)	$(67,112)

A schedule of the change in valuation allowance is as follows:

Balance at December 31, 2021	$1,657
Increase	416
Balance at December 31, 2022	2,073
Increase	1,135
Balance at December 31, 2023	$3,208

As of December 31, 2023, the Company’s total valuation allowance of $3,208 related to net operating loss in U.S. states and foreign countries in which it is not “more likely than not” to create enough taxable income to fully utilize the carryforwards before expiration of the carryforward periods and certain foreign tax credit carryforwards. As of December 31, 2022, the Company’s total valuation allowance of $2,073, related to net operating loss in U.S. states and foreign countries in which it is not “more likely than not” to create enough taxable income to fully utilize the carryforwards before expiration of the carryforward periods.

As of December 31, 2023 and 2022, the Company had $23,590 and $21,537 in gross U.S. state net operating loss carryforwards, respectively. Due to varying U.S. state carryforward periods, the state net operating loss carryforwards will primarily expire in varying years between calendar years 2024 and 2044. As of December 31, 2023 and 2022, the Company had gross U.S. state tax credit carryforwards of $3,890 and $5,052, respectively. U.S. state credits, if not used to offset income tax expense in their respective jurisdictions, will expire in varying years between 2024 and 2040.

The Company treats accrued interest and penalties related to tax liabilities, if any, as a component of income tax expense.  During 2023, 2022, and 2021, the Company’s activity in accrued interest and penalties was not significant.

The following is a reconciliation of the total amount of unrecognized tax benefits (excluding interest and penalties) for 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Beginning of year balance	$156	$113	$112
Additions based on prior year tax positions	83	75	—
Additions based on current year tax positions	245	2	31
Reduction for prior year tax positions	(60)	(34)	(30)
End of year balance	$424	$156	$113

For each period presented, substantially all of the amount of unrecognized benefits (excluding interest and penalties) would impact the effective tax rate, if recognized. The Company reasonably expects that the amount of unrecognized tax benefit will not change significantly over the next 12 months.

The Company is not under any U.S. federal, state or foreign income tax audits. For U.S. federal tax purpose, all tax years after 2019 remain open to examination. Amounts paid for income tax in foreign jurisdictions are not material to the financial statements. In addition, the Company is subject to examination for its state tax returns for years 2019, and forward, with the exception of certain net operating losses and credit carryforwards originating in years prior to 2019 that remain subject to adjustment.

NOTE 9: EQUITY AND EPS

Capital Stock. Common stockholders are entitled to elect four of the nine members of the Company’s Board of Directors, while preferred stockholders are entitled to elect the remaining five members. All directors are elected annually for a one year term. Any vacancies on the Board may only be filled by the stockholders and not by the Board. Stockholders who own 10 percent or more of the outstanding Common Stock or Preferred Stock have the right to call a special meeting of stockholders. Common stockholders are not entitled to vote with respect to a merger, dissolution, lease, exchange or sale of substantially all of the Company’s assets, or on an amendment to the Articles of Incorporation, unless such action would increase or decrease the authorized shares or par value of the Common Stock or Preferred Stock, or change the powers, preferences or special rights of the Common Stock or preferred stock so as to affect the Common stockholders adversely. Generally, Common stockholders and Preferred stockholders vote as separate classes on all other matters requiring shareholder approval.

EPS. The following table presents the computations of basic and diluted EPS:

	Year Ended December 31,
	2023	2022	2021
Operations:
Net income(a)	$107,130	$108,872	$90,817
Net loss attributable to noncontrolling interest	345	590	490
Income attributable to participating securities (unvested shares and units) (b)	(1,074)	(871)	(712)
Net income used in EPS calculation	$106,401	$108,591	$90,595

Share information:
Basic weighted average common shares(c)	22,059,816	22,002,990	20,719,663
Diluted weighted average common shares(d)	22,173,918	22,053,966	20,719,663

Basic EPS	$4.82	$4.94	$4.37
Diluted EPS	$4.80	$4.92	$4.37
(a)Net income attributable to all stockholders.
(b)Participating securities included 226,410, 177,398, and 163,024 unvested restricted stock units (“RSUs”) for the years ended December 31, 2023, 2022, and 2021, respectively.
(c)Under the two class method, basic weighted average common shares exclude outstanding unvested participating securities.
(d)The impacts of the Convertible Senior Notes were included in the diluted weighted average common shares if the inclusion was dilutive. The Convertible Senior Notes would only have a dilutive impact if the average market price per share during the quarter and year to date period exceeds the conversion price of $96.24 per share. There was no dilutive impact for the year ended December 31, 2021.

Share Issuance. On April 1, 2021, as part of the consideration for the Merger with Luxco, the Company issued 5,007,833 shares of Common Stock. Additionally, in September 2021, the Merger parties finalized the purchase price adjustments, which increased stock consideration by an additional 1,373 shares from the preliminary amounts that were paid at closing.
Shares Outstanding Activity. The following table presents the Company’s share activity:

	Shares Outstanding
	Preferred Stock	Common Stock
Balance at December 31, 2021	437	21,964,314
Issuance of Common Stock	—	38,760
Repurchase of Common Stock	—	(9,032)
Balance at December 31, 2022	437	21,994,042
Issuance of Common Stock	—	30,507
Repurchase of Common Stock	—	(8,436)
Balance at December 31, 2023	437	22,016,113

Dividends and Dividend Equivalents. The following table presents the Company’s dividend and dividend equivalent information:

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared	Paid	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2023
February 23	March 10	March 24	$0.12	$0.12	$2,640	$29	$2,669
May 4	May 19	June 2	0.12	0.12	2,641	27	2,668
August 3	August 18	September 1	0.12	0.12	2,642	27	2,669
November 2	November 17	December 1	0.12	0.12	2,642	27	2,669
			$0.48	$0.48	$10,565	$110	$10,675
2022
February 22	March 11	March 25	$0.12	$0.12	$2,638	$23	$2,661
May 5	May 20	June 3	0.12	0.12	2,638	23	2,661
August 4	August 19	September 2	0.12	0.12	2,639	23	2,662
November 3	November 18	December 2	0.12	0.12	2,639	23	2,662
			$0.48	$0.48	$10,554	$92	$10,646
2021
February 23	March 12	March 26	$0.12	$0.12	$2,033	$19	$2,052
May 3	May 21	June 4	0.12	0.12	2,635	20	2,655
August 2	August 20	September 3	0.12	0.12	2,635	20	2,655
November 1	November 19	December 3	0.12	0.12	2,635	20	2,655
			$0.48	$0.48	$9,938	$79	$10,017
(a) Dividend equivalent payments on unvested participating securities (see Note 12, Employee Benefit Plans).
(b) Includes estimated forfeitures.

NOTE 10: LEASES

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

The Company’s leases have remaining lease terms of less than one year to ten years, some of which may include options to extend the lease. Options to renew the Company’s leases were not considered when assessing the value of the right-of-use assets because the Company is not reasonably certain that it will assert the options to renew the leases. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The following table provides supplemental balance sheet classification information related to leases:

		December 31,
Leases	Balance Sheet Classification	2023	2022
Assets
Operating	Operating lease right-of-use-assets, net	$13,975	$15,042
Total leased assets		$13,975	$15,042

Liabilities
Current Operating	Accrued expenses	$3,318	$3,807
Noncurrent Operating	Long-term operating lease liabilities	11,292	11,622
Total operating lease liability		$14,610	$15,429

The following table presents the components of lease costs:

	Year Ended December 31,
	2023	2022
Operating lease costs	$4,364	$4,278
Short-term lease costs	446	415
Net lease costs(a)	$4,810	$4,693
(a) Recorded as a component of operating income on the Company’s Consolidated Statements of Income.

The following table presents supplemental cash flow and non-cash activity related to lease information:

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,116	$4,082

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$4,100	$3,417

The following table presents weighted average discount rate and remaining lease term:

	December 31,
	2023	2022
Weighted average discount rate
Operating leases	2.95%	2.03%

Weighted average remaining lease term
Operating leases	5.1 years	4.6 years

As of December 31, 2023, the future payments under operating leases having initial terms of one year or more were as follows:

2024	$3,702
2025	3,638
2026	3,032
2027	2,094
2028	1,463
Thereafter	2,163
Total lease payments	16,092
Less interest	(1,482)
Total operating lease liability	$14,610

NOTE 11: COMMITMENTS AND CONTINGENCIES

Commitments. The Company is in the process of completing several projects that have been financed using industrial revenue bonds in the state of Kentucky. Traditionally, industrial revenue bonds have been used as an economic development tool in the state to attract desirable businesses, including business in the bourbon industry, and have allowed a 15 to 40 year real property tax abatement on the Company’s renovated and newly-constructed warehouse buildings and distilleries in Kentucky. As of December 31, 2023, approximately $50,000 of the Company’s facilities in Nelson County Kentucky and approximately $30,900 of the Company’s facilities in Williamstown Kentucky were financed with industrial revenue bonds. The city then leased the facilities back to the Company under a capital lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay principal and interest on the bonds. The Company’s obligation to pay rent under the lease is in the same amount and due on the same date as the obligation to pay debt service on the bonds which the Company holds. The lease permits the Company to present the bonds at any time for cancellation, upon which our obligation to pay basic rent would be canceled. At the bonds’ maturity the facilities will revert to the Company without costs. If the Company were to present the bonds for cancellation prior to maturity, a nominal fee could be incurred. The Company may not be able to use industrial revenue bonds in the future due to legislative, regulatory, and related changes in the state of Kentucky.

The Company recorded the land and building assets as property, plant, and equipment, net, on its Consolidated Balance Sheets under a capital lease. The lease payment on the facilities is sufficient to pay principal and interest on the bonds. Because the Company owns all of the outstanding bonds, has a legal right to set-off, and intends to set-off the corresponding lease and interest payment, the Company netted the capital lease obligation with the bond asset and, in turn, reflected no amount for the obligation or the corresponding asset on its Consolidated Balance Sheets at December 31, 2023 and 2022.

Contingencies. The Company and its subsidiaries are, from time to time, a party to legal and regulatory proceedings arising in the ordinary course of business.  The Company accrues estimated costs for a contingency when management believes that a loss is probable and can be reasonably estimated.

NOTE 12: EMPLOYEE BENEFIT PLANS

401(k) Plans.  The Company has established 401(k) plans covering all U.S. employees after certain eligibility requirements are met.  Amounts charged to operations for employer contributions related to the plans totaled $2,810, $2,517, and $1,826 for 2023, 2022, and 2021, respectively.

Post-Employment Benefits.  The Company sponsors life insurance coverage as well as medical benefits, including prescription drug coverage, to certain retired employees and their spouses.  In 2014, the Company made a change to the plan to terminate post-employment health care and life insurance benefits for retirees and employees, except for a specified grandfathered group. As of December 31, 2023 the total current and non-current benefit obligations are immaterial.

Share-Based Compensation Plans.  As of December 31, 2023, the Company was authorized to issue 40,000,000 shares of Common Stock and had a treasury share balance of 1,109,053 at December 31, 2023.

The Company currently has two active share-based compensation plans: the 2014 Equity Incentive Plan as amended (the “2014 Plan”) and the 2014 Non-Employee Director Equity Incentive Plan (the “Directors’ Plan”). The plans were approved by stockholders at the Company’s annual meeting in May 2014.

The Company’s share-based compensation plans provide for the awarding of stock options, stock appreciation rights, and shares of restricted stock and RSUs for senior executives and salaried employees, as well as for outside directors.   Compensation expense related to RSU awards is based on the market price of the stock on the date the Board of Directors communicates the approved award and is amortized over the vesting period of the restricted stock award. The Consolidated Statements of Income for 2023, 2022, and 2021 reflect total share-based compensation costs and director fees for awarded grants of $5,425, $3,487, and $2,346, respectively, related to these plans.

For long-term incentive awards to be granted in the form of RSUs in 2024 based on 2023 results, the Human Resources and Compensation Committee (“HRCC”) determined that the grants would have performance conditions that would be based on the same performance metrics as the Short-Term Incentive Plan (the “STI Plan”). The performance metrics are adjusted operating income, adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and adjusted EPS. Because management determined at the beginning of 2023 that the performance metrics would more likely than not be met, amortization of the estimated dollar pool of RSUs to be awarded based on 2023 results was started in the first quarter over an estimated 48 month period, including 12 months to the grant date and an additional 36 months to the vesting date. The Consolidated Statements of Income for 2023, 2022, and 2021 reflects share-based compensation costs for grants to be awarded of $5,187, $2,018, and $960, respectively.

2014 Plan. The 2014 Plan, with 1,500,000 shares registered for future grants, provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of RSUs, which is to be not less than three years unless vesting is accelerated due to the occurrence of certain events. As of December 31, 2023, 658,081 RSUs had been granted from the 1,500,000 shares approved for under the 2014 Plan.

Directors’ Plan. The Director’s Plan, with 300,000 shares registered for future grants, provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of equity.  As of December 31, 2023, 139,579 shares were granted from the 300,000 shares approved for grants under the Directors’ Plan and all 139,579 shares were vested.

RSUs.  The following table presents the summary of unvested RSUs under the Company’s share-based compensation plans for 2023, 2022, and 2021:

	Year Ended December 31,
	2023		2022		2021
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Unvested balance at beginning of year	179,538	$65.11	167,994	$61.07	118,855	$60.56
Granted	71,728	96.87	69,492	78.08	95,113	65.66
Forfeited	(2,264)	81.76	(28,542)	61.11	(7,915)	62.77
Vested	(22,592)	39.47	(29,406)	76.59	(38,059)	70.60
Unvested balance at end of year	226,410	$77.56	179,538	$65.11	167,994	$61.07

During 2023, 2022, and 2021, the total grant date fair value of RSU awards vested was $892, $2,252, and $2,687, respectively. As of December 31, 2023, there was $2,716 of total estimated unrecognized compensation costs (net of estimated forfeitures) related to granted RSU awards.  These costs are expected to be recognized over a weighted average period of approximately 1.0 year.

Upon their vesting, the Company purchased restricted stock and RSUs from employees to cover associated withholding taxes. Total treasury stock purchases added 8,437 shares for $801 in 2023; 9,031 shares for $715 in 2022; and 11,887 shares for $767 in 2021.

Annual Cash Incentive Plan. Pursuant to the STI Plan, short-term incentive compensation is dependent on the achievement of certain performance metrics, which are established by the HRCC. The degree of achievement of each financial performance metric for each plan year is calculated in accordance with the STI Plan. These calculations are approved by the HRCC, which may adjust results to eliminate unusual items. For 2023, 2022, and 2021, the financial performance metrics were adjusted operating income, adjusted EBITDA, and adjusted EPS. The HRCC also approves the amount of short-term incentive compensation paid for the plan year to officers and employees eligible to participate under the STI Plan. Additionally, certain employees within the Branded Spirits segment participate in incentive plans that are based on performance metrics, including the number of depleted cases and gross profit. Amounts expensed under the STI Plan totaled $13,443, $13,370, and $11,155 for 2023, 2022, and 2021, respectively.

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan (the “EDC Plan”) effective as of June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company’s obligations under this plan will change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the plan. Realized and unrealized gains (losses) on the EDC plan investments were insignificant and were included as a component of operating income in the Company’s Consolidated Statements of Income, because the Company’s deferred compensation investments consist of mutual funds that are considered trading securities.

Plan investments are classified as Level 1 in the fair value hierarchy since the investments trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. The current portion of the EDC Plan deferrals is comprised of estimated amounts to be paid within one year depending on timing of planned disbursements. At December 31, 2023 and 2022, the EDC Plan investments were $2,916 and $2,176, respectively, which were recorded in other assets on the Company’s Consolidated Balance Sheets. The EDC Plan current liabilities were $74 and $510 at December 31, 2023 and 2022, respectively, and were included in accrued expenses and other on the Company’s Consolidated Balance Sheets. The EDC Plan non-current liabilities were $3,314 and $2,191 as of December 31, 2023 and 2022, respectively, which were recorded in Other non-current liabilities on the Company’s Consolidated Balance Sheets.

NOTE 13: CONCENTRATIONS AND RELATED PARTIES

Significant customers.  For 2023, the Company had sales to one customer that accounted for approximately 11 percent of consolidated sales. For 2022 and 2021, the Company had no sales to an individual customer that accounted for more than 10 percent of consolidated sales.  During the years 2023, 2022, and 2021, the Company’s ten largest customers accounted for approximately 44 percent, 38 percent, and 36 percent of consolidated sales, respectively.

Significant suppliers. For 2023, the Company had purchases from two grain suppliers that approximated 20 percent of consolidated purchases. In addition, the Company’s ten largest suppliers, accounted for approximately 51 percent of consolidated purchases.

For 2022, the Company had purchases from two grain suppliers that approximated 23 percent of consolidated purchases. In addition, the Company’s ten largest suppliers accounted for approximately 49 percent of consolidated purchases.

For 2021, the Company had purchases from two grain suppliers that approximated 14 percent of consolidated purchases. In addition, the Company’s ten largest suppliers accounted for approximately 43 percent of consolidated purchases.

Related Parties. For the years ended December 31, 2023 and 2022, the Company purchased $41,520 and $37,274, respectively, of finished goods from LMX and bulk beverage alcohol from the other 50 percent owner of DGL. The Company holds 50 percent interest in DGL and Agricola, which is accounted for as equity method investments. See Note 1, Nature of Operations and Summary of Significant Accounting Policies.

NOTE 14: OPERATING SEGMENTS

At December 31, 2023, the Company had three segments: Distilling Solutions, Branded Spirits, and Ingredient Solutions. The Distilling Solutions segment consists of food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry) and fuel grade alcohol. The Distilling Solutions segment also includes warehouse services, such as barrel put away, barrel storage, and barrel retrieval services. The Branded Spirits segment consists of a portfolio of high quality branded spirits which are produced through the distilleries and bottling facilities. The Ingredient Solutions segment consists of specialty starches and proteins and commodity starches and proteins.

Operating profit for each segment is based on sales less identifiable operating expenses.  Non-direct SG&A, interest expense, and other general miscellaneous expenses are excluded from segment operations and are classified as Corporate.  Receivables, inventories, and equipment have been identified with the segments to which they relate.  All other assets are considered as Corporate.

The following table presents summarized financial information for each segment:

	Year Ended December 31,
	2023	2022	2021
Sales to customers:
Distilling Solutions	$450,854	$428,478	$352,504
Branded Spirits	253,933	237,939	183,566
Ingredient Solutions	131,736	115,941	90,650
Total(a)	$836,523	$782,358	$626,720

Gross profit:
Distilling Solutions	$144,964	$126,282	$114,106
Branded Spirits	112,781	95,521	62,644
Ingredient Solutions	46,967	31,503	22,215
Total	$304,712	$253,306	$198,965

Depreciation and amortization:
Distilling Solutions	$11,833	$11,641	$10,766
Branded Spirits	6,952	5,909	5,138
Ingredient Solutions	2,574	2,473	2,069
Corporate	754	1,432	1,119
Total	$22,113	$21,455	$19,092

Income (loss) before income taxes:
Distilling Solutions	$122,145	$121,651	$110,317
Branded Spirits	33,829	33,333	20,742
Ingredient Solutions	40,729	27,532	19,194
Corporate	(54,957)	(42,344)	(29,157)
Total	$141,746	$140,172	$121,096

(a)Sales revenue from foreign sources totaled $49,822, $56,719, and $42,593 for the years ended December 31, 2023, 2022, and 2021, respectively, and is largely derived from the United Kingdom, Japan, Canada, Mexico, and Australia.  The balance of total sales revenue is from domestic sources.

	December 31,
	2023	2022
Identifiable Assets
Distilling Solutions	$369,241	$350,068
Branded Spirits	910,633	698,985
Ingredient Solutions	88,846	63,943
Corporate	23,628	45,215
Total(a)	$1,392,348	$1,158,211
(a)As of December 31, 2023 and 2022, the Company had $3,524 and $3,042, respectively, of long-lived assets located in Northern Ireland.

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2023	2022	2021
Non-cash investing and financing activities:
Purchase of property, plant, and equipment in accounts payable	$15,610	$9,768	$7,232
Additional cash payment information:
Interest paid	9,241	5,952	3,457
Income taxes paid	35,144	29,052	29,766

See Note 10, Leases for operating lease supplemental cash flow information.

NOTE 16: SUBSEQUENT EVENTS

Related Party Transaction. The Company leases bottling and warehousing facilities in St. Louis, Missouri from Kemper-Themis, L.L.C. (“Kemper”), which is owned by Donn Lux, a member of the Company’s Board of Directors. On October 31, 2023, the Company’s Audit Committee and Board of Directors approved the purchase of the Kemper bottling and warehousing facilities from Kemper for $9,000. The purchase and sales agreement was entered into by both parties subsequent to Board approval and the transaction closed in February 2024. The transaction was entered into at fair value based on two independent appraisers’ valuation; therefore, the transaction is deemed to have been conducted at an arm’s length.

Dividend Declaration. On February 22, 2024, the Company announced a quarterly dividend payable to stockholders of record of the Company’s Common Stock, resulting in dividend equivalents payable to RSU holders, of $0.12 per share and per RSU.  The dividend and dividend equivalents are payable on March 29, 2024, to stockholders of record and RSU holders on March 15, 2024.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2023, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

REPORT ON INTERNAL CONTROLS

Management’s Report on Internal Control Over Financial Reporting and our independent registered public accounting firm’s attestation report on our internal control over financial reporting can be found under Item 8. Financial Statements and Supplementary Data.

CHANGES IN INTERNAL CONTROLS

There have been no changes in the our internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

During the year ended December 31, 2023, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) of Regulation S-K).

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the information under Part I—Item 1—Information about our Executive Officers in this Report and under Board of Directors—Board Nominees for Election; Corporate Governance —Director Nomination Process; Corporate Governance—Audit Committee; and Delinquent Section 16(a) Reports of the Proxy Statement.

The Company has adopted a code of conduct (ethics) that applies to all its employees, including the principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A current copy is available on the Company’s website at www.mgpingredients.com. The Company intends to disclose any changes in, or waivers from, this code of conduct by posting such information on the same website or by filing a Current Report on Form 8-K, in each case to the extent such disclosure is required by applicable rules.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to the information under Corporate Governance—Compensation Committee Interlocks and Insider Participation; Compensation Discussion and Analysis; Human Resources and Compensation Committee Report; Compensation Tables; Chief Executive Officer Pay Ratio; and Director Compensation of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the information under Principal Stockholders and Compensation Tables —Equity Plan Information of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the information under Corporate Governance—Board Role, Independence, Board and Committee Meetings, and Attendance and Related Transactions of the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the information under Audit Matters of the Proxy Statement.

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
•Consolidated Statements of Income – Years Ended December 31, 2023, 2022, and 2021.
•Consolidated Statements of Comprehensive Income – Years Ended December 31, 2023, 2022, and 2021.
•Consolidated Balance Sheets - December 31, 2023 and 2022.
•Consolidated Statements of Cash Flows – Years Ended December 31, 2023, 2022, and 2021.
•Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2023, 2022, and 2021.
•Notes to Consolidated Financial Statements - Years Ended December 31, 2023, 2022, and 2021.

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

EXHIBIT LIST

2.1
Agreement and Plan of Merger, dated as of January 22, 2021, by and among MGP Ingredients, Inc., London HoldCo, Inc., Luxco Group Holdings, Inc., LRD Holdings LLC, LDL Holdings DE, LLC, KY Limestone Holdings LLC, upon signing a joinder agreement, the shareholders of London HoldCo, Inc., and Donn Lux, as Sellers’ Representative (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed January 25, 2021)

2.2
Joinder to the Agreement and Plan of Merger, dated January 23, 2021, by certain joining Shareholders (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed January 25, 2021)

3.1.1	Amended Articles of Incorporation of MGP Ingredients, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed January 5, 2012)
3.1.2
Certificate of Amendment to Articles of Incorporation of MGP Ingredients, Inc., dated May 22, 2014 (Incorporated by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A filed April 21, 2014)

3.2	Amended and Restated Bylaws of MGP Ingredients, Inc. dated February 22, 2017 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed February 28, 2017 )
4.1
Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated February 14, 2020 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 18, 2020)

4.2
Amendment No. 1 to Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated January 25, 2021 (Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed February 25, 2021)

4.3
Amendment No. 2 to Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated May 14, 2021 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 20, 2021)

4.4
Amendment No. 3 to Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated August 31, 2022 (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed November 3, 2022)

4.5
Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc., PGIM, Inc., and certain purchasers affiliated with PGIM, Inc., dated August 23, 2017 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on August 24, 2017)

4.6
Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc., PGIM, Inc., and certain purchasers affiliated with PGIM, Inc., dated February 14, 2020 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed February 18, 2020)

4.7
Second Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc. and certain noteholders affiliated with PGIM, Inc., dated September 30, 2020 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 2, 2020)

4.8
Third Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc. and certain noteholders affiliated with PGIM, Inc., dated January 25, 2021 (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K filed February 25, 2021)

4.9
Fourth Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc. and certain noteholders affiliated with PGIM, Inc., dated May 14, 2021 ((Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 20, 2021)

4.10
Fifth Amendment to Note Purchase and Private Shelf Agreement, dated August 31, 2023, among MGP Ingredients, Inc. and certain note holders affiliated with PGIM, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 6, 2023)

4.11
Notice of Shelf Notes Upsize Authorization, dated July 29, 2021 between PGIM, Inc. and MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed August 4, 2021)

4.12
Indenture, dated November 16, 2021, among MGP Ingredients, Inc., the subsidiary guarantors and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed November 16, 2021)

4.13	Form of 1.875% Convertible Senior Note due 2041 (included as Exhibit A to Exhibit 4.12 above)
4.14	Description of Registrant's Securities (incorporated by reference to the Exhibit 4.13 of the Company's Annual Report on Form 10-K filed February 23, 2023)
10.1+	The MGP Ingredients, Inc. Short-Term Incentive Plan (as Amended and Restated) (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 3, 2022)
10.2+	MGP Ingredients, Inc. 2014 Non-Employee Director Equity Incentive Plan (Incorporated by reference to Exhibit C of the Company's Proxy Statement on Schedule 14A filed April 21, 2014)
10.3+	MGP Ingredients, Inc. 2014 Equity Incentive Plan (as amended and restated) (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 20, 2016)
10.4+	Compensation Claw Back Policy (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 12, 2011)

10.5+	MGPI Processing, Inc. Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K filed February 27, 2019)
10.6+
Employment Agreement between David J. Colo and MGP Ingredients, Inc. entered into February 7, 2020 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 11, 2020)

10.7+
Employment Agreement between David Bratcher and MGP Ingredients, Inc. dated October 31, 2023 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 2, 2023)

10.8+
Retirement and Transition Agreement between David J. Colo and MGP Ingredients, Inc. dated October 31, 2023 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 2, 2023)

10.9
Shareholders Agreement, dated as of April 1, 2021, by and among MGP Ingredients, Inc. and certain shareholders of MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 1, 2021)

10.10
Registration Rights Agreement, dated as of April 1, 2021, by and among MGP Ingredients, Inc. and certain shareholders of MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 1, 2021)

10.11
Net Lease, dated as of April 1, 2021, by and among Kemper-Themis, L.L.C., Luxco, Inc. and Donn Lux (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed April 1, 2021)

10.12+
Consulting Agreement dated as of April 15, 2021 between MGP Ingredients, Inc. and David Rindom (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed August 4, 2021)

10.13
Noncompetition and Nonsolicitation Agreement dated January 22, 2021 between Donn S. Lux and MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed August 4, 2021)

10.14+	Amended and Restated Executive Severance Plan dated May 25, 2022 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 4, 2022)
10.15+
Form of Agreement as to Award of Restricted Stock Units Granted Under the 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 5, 2021)

10.16+
Form of Agreement as to Award of Restricted Stock Units Granted Under the 2014 Equity Incentive Plan (cliff vesting)(Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 20, 2022)

10.17+
Form of Agreement as to Award of Restricted Stock Units Granted Under the 2014 Equity Incentive Plan (3-year pro rata vesting)(Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 20, 2022)

10.18+	Form of Amendment to Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 20, 2022)
10.19 +*	Form of Agreement as to Award of Restricted Stock Units Granted Under the 2014 Equity Incentive Plan (3-year pro rata vesting)
10.20+
Letter agreement relating to additional severance benefits, dated June 27, 2022, between the Company and David Bratcher (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 30, 2022)

10.21+	Letter agreement, dated August 1, 2022, between the Company and David Dykstra (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 3, 2022)
21*	Subsidiaries of the Company
23.1*	Consent of KPMG, LLP, Independent Registered Public Accounting Firm
24*	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (Incorporated by reference to the signature pages of this report)
31.1*	CEO Certification pursuant to Rule 13a-14(a)
31.2*	CFO Certification pursuant to Rule 13a-14(a)
32.1**	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
32.2**	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
97*	Compensation Clawback Policy for Section 16 Officers
101	The following financial information from MGP Ingredients, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, and (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows (and in the case of (ii), (iii), (iv) and (v)) for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, and (vi) the Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File - formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101
+ Management contract or compensatory plan or arrangement
* Filed herewith
** Furnished herewith

ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGP INGREDIENTS, INC.

Date: February 22, 2024	By	/s/ David S. Bratcher
David S. Bratcher, Chief Executive Officer and President (Principal Executive Officer)

Date: February 22, 2024	By	/s/ Brandon M. Gall
Brandon M. Gall, Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Know all people by these presents, that each person whose signature appears below constitutes and appoints David S. Bratcher and Brandon M. Gall, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby confirming all that said attorneys-in-fact and agents or either of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 22, 2024.

Name	Title	Date
/s/ David S. Bratcher
David S. Bratcher	Chief Executive Officer and President (Principal Executive Officer) and Director	February 22, 2024

/s/ Brandon M. Gall
Brandon M. Gall	Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2024

/s/ Neha J. Clark
Neha J. Clark	Director	February 22, 2024

/s/ Thomas A. Gerke
Thomas A. Gerke	Director	February 22, 2024

/s/ Donn Lux
Donn Lux	Director	February 22, 2024

/s/ Preet H. Michelson
Preet H. Michelson	Director	February 22, 2024

/s/ Lori L.S. Mingus
Lori L.S. Mingus	Director	February 22, 2024

/s/ Kevin S. Rauckman
Kevin S. Rauckman	Director	February 22, 2024

/s/ Karen Seaberg
Karen Seaberg	Director	February 22, 2024

/s/ Todd B. Siwak
Todd B. Siwak	Director	February 22, 2024