Form 10-Q
period 2024-03-31
MGP INGREDIENTS INC
filed 2024-05-02
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
22,014,910 shares of Common Stock, no par value, as of April 26, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Quarter Ended March 31,
	2024	2023
Sales	$170,563	$201,010
Cost of sales	107,768	131,186
Gross profit	62,795	69,824
Advertising and promotion expenses	8,683	7,733
Selling, general, and administrative expenses	20,979	20,532
Impairment of long-lived assets and other	116	—
Change in fair value of contingent consideration	4,100	—
Operating income	28,917	41,559
Interest expense, net	(2,019)	(995)
Other income (expense), net	(52)	123
Income before income taxes	26,846	40,687
Income tax expense	6,262	9,655
Net income	20,584	31,032
Net loss attributable to noncontrolling interest	51	39
Net income attributable to MGP Ingredients, Inc.	20,635	31,071
Income attributable to participating securities	(239)	(311)
Net income used in earnings per common share calculation	$20,396	$30,760

Weighted average common shares
Basic	22,142,277	22,040,224
Diluted	22,142,277	22,072,271

Earnings per common share
Basic	$0.92	$1.40
Diluted	$0.92	$1.39

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarter Ended March 31,
	2024	2023
Net income attributable to MGP Ingredients, Inc.	$20,635	$31,071
Other comprehensive income (loss), net of tax:
Unrealized gain on foreign currency translation adjustment	—	175
Change in Company-sponsored post-employment benefit plan	(40)	(107)
Other comprehensive income (loss)	(40)	68

Comprehensive income attributable to MGP Ingredients, Inc.	20,595	31,139

Comprehensive loss attributable to noncontrolling interest	(51)	(39)
Comprehensive income	$20,544	$31,100

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

	March 31, 2024	December 31, 2023
Current Assets
Cash and cash equivalents	$19,497	$18,388
Receivables (less allowance for credit loss, $1,475 at both March 31, 2024, and December 31, 2023)	133,005	144,286
Inventory	348,934	346,853
Prepaid expenses	5,483	3,580
Refundable income taxes	—	1,190
Total current assets	506,919	514,297
Property, plant, and equipment	502,744	489,646
Less accumulated depreciation and amortization	(231,849)	(227,343)
Property, plant, and equipment, net	270,895	262,303
Operating lease right-of-use assets, net	11,258	13,975
Investment in joint ventures	4,901	5,197
Intangible assets, net	270,893	271,706
Goodwill	321,544	321,544
Other assets	3,872	3,326
Total assets	$1,390,282	$1,392,348
Current Liabilities
Current maturities of long-term debt	$6,400	$6,400
Accounts payable	49,559	73,594
Federal and state excise taxes payable	3,800	2,251
Income taxes payable	4,340	—
Accrued expenses and other	16,159	31,861
Total current liabilities	80,258	114,106
Long-term debt, less current maturities	98,799	85,305
Convertible senior notes	195,624	195,544
Long-term operating lease liabilities	9,229	11,292
Contingent consideration	73,300	69,200
Other noncurrent liabilities	3,813	4,763
Deferred income taxes	63,716	63,071
Total liabilities	524,739	543,281
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 23,125,166 shares at March 31, 2024 and December 31, 2023; and 22,009,057 and 22,016,113 shares outstanding at March 31, 2024 and December 31, 2023, respectively	6,715	6,715
Additional paid-in capital	329,460	325,453
Retained earnings	557,848	539,883
Accumulated other comprehensive loss	(437)	(397)
Treasury stock, at cost, 1,116,109 and 1,109,053 shares at March 31, 2024 and December 31, 2023, respectively	(26,571)	(21,166)
Total MGP Ingredients, Inc. stockholders’ equity	867,019	850,492
Noncontrolling interest	(1,476)	(1,425)
Total equity	865,543	849,067
Total liabilities and equity	$1,390,282	$1,392,348
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Quarter to Date Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$20,584	$31,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,289	5,171
Share-based compensation	1,116	1,215
Equity method investment loss	296	260
Deferred income taxes, including change in valuation allowance	645	573
Change in fair value of contingent consideration	4,100	—
Other, net	157	99
Changes in operating assets and liabilities:
Receivables, net	11,257	(19,227)
Inventory	(2,119)	(18,707)
Prepaid expenses	(1,904)	(3,578)
Income taxes payable (refundable)	5,530	9,043
Accounts payable	(10,207)	6,498
Accrued expenses and other	(10,380)	(10,208)
Federal and state excise taxes payable	1,548	2,761
Other, net	(1,289)	89
Net cash provided by operating activities	24,623	5,021

Cash Flows from Investing Activities
Additions to property, plant, and equipment	(27,026)	(16,237)
Other, net	(240)	(708)
Net cash used in investing activities	(27,266)	(16,945)

Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(2,672)	(2,669)
Repurchase of Common Stock	(6,961)	(801)
Proceeds from long-term debt	30,000	—
Principal payments on long-term debt	(16,600)	(800)
Net cash provided by (used in) financing activities	3,767	(4,270)

Effect of exchange rate changes on cash and cash equivalents	(15)	33
Increase (decrease) in cash and cash equivalents	1,109	(16,161)
Cash and cash equivalents, beginning of period	18,388	47,889
Cash and cash equivalents, end of period	$19,497	$31,728
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Quarter to Date Ended March 31, 2024 and 2023
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2023	$4	$6,715	$325,453	$539,883	$(397)	$(21,166)	$(1,425)	$849,067
Comprehensive income:
Net income (loss)	—	—	—	20,635	—	—	(51)	20,584
Other comprehensive loss	—	—	—	—	(40)	—	—	(40)
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,670)	—	—	—	(2,670)
Share-based compensation	—	—	5,563	—	—	—	—	5,563
Stock shares awarded, forfeited or vested	—	—	(1,556)	—	—	1,556	—	—
Stock shares repurchased	—	—	—	—	—	(6,961)	—	(6,961)
Balance, March 31, 2024	$4	$6,715	$329,460	$557,848	$(437)	$(26,571)	$(1,476)	$865,543

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2022	$4	$6,715	$318,839	$443,061	$(304)	$(21,591)	$(1,080)	$745,644
Comprehensive income:
Net income (loss)	—	—	—	31,071	—	—	(39)	31,032
Other comprehensive income	—	—	—	—	68	—	—	68
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,661)	—	—	—	(2,661)
Share-based compensation	—	—	2,665	—	—	—	—	2,665
Stock shares awarded, forfeited or vested	—	—	(507)	—	—	507	—	—
Stock shares repurchased	—	—	—	—	—	(801)	—	(801)
Balance, March 31, 2023	$4	$6,715	$320,997	$471,471	$(236)	$(21,885)	$(1,119)	$775,947

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

Note 1.  Accounting Policies and Basis of Presentation

The Company. MGP Ingredients, Inc. (the “Company” or “MGP”) is a Kansas corporation headquartered in Atchison, Kansas and is a leading producer of branded and distilled spirits, as well as food ingredient solutions. Distilled spirits include premium bourbon, rye, and other whiskeys (“brown goods”) and grain neutral spirits (“GNS”), including vodka and gin (“white goods and other co-products”). The Company’s distilled spirits are either sold directly or indirectly to manufacturers of other branded spirits. The Company has a portfolio of its own high quality branded spirits which are produced through its distilleries and bottling facilities and sold to distributors. The Company’s branded spirits products account for a range of price points from value products through premium plus brands. The Company’s protein and starch food ingredients provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. The ingredients products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries.

The Company reports three operating segments: Distilling Solutions, Branded Spirits, and Ingredient Solutions. Certain amounts in the 2023 condensed consolidated financial statements have been reclassified to conform to the 2024 presentation.

Basis of Presentation and Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2024, should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”).  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventories are stated at the lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials. Inventory consists of the following:

	March 31, 2024	December 31, 2023
Finished goods	$53,471	$55,463
Barreled distillate (bourbons and other whiskeys)	254,518	250,183
Raw materials	28,556	28,825
Work in process	1,663	1,691
Maintenance materials	8,481	8,355
Other	2,245	2,336
Total	$348,934	$346,853

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

Goodwill and Other Intangible Assets. The Company records goodwill and other indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and other indefinite-lived intangible assets to its respective reporting units. The Company evaluates goodwill for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. To the extent that the carrying value exceeds fair value, an impairment of goodwill is recognized. Judgment is required in the determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. The Company separately evaluates indefinite-lived intangible assets for impairment. As of March 31, 2024, the Company determined that goodwill and indefinite-lived intangible assets were not impaired.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. Excluding the impact of the conversion feature of the Convertible Senior Notes, the fair value of the Company’s debt was $210,173 and $194,440 at March 31, 2024 and December 31, 2023, respectively. The financial statement carrying value of total debt (net of unamortized loan fees) was $300,823 and $287,249 at March 31, 2024 and December 31, 2023, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

The fair value calculation of contingent consideration associated with the acquisition of Penelope Bourbon LLC (“Penelope”) uses unobservable inputs, such as estimated net sales over the term of the earn-out period, discount rates, and volatility rates. The contingent consideration is measured using the Monte Carlo simulation approach. The inputs used in the calculation of the contingent consideration liability are considered Level 3 under the fair value hierarchy due to the lack of relevant market activity. See Note 3, Business Combination, for more information.

Fair value disclosure for deferred compensation plan investments is included in Note 9, Employee and Non-Employee Benefit Plans.

Equity Method Investments. The Company holds 50 percent interests in DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S.de R.L. de C.V. (“Agricola” and together with DGL, “LMX”), which are accounted for as equity method investments and are considered affiliates of the Company. The investment in LMX, which is recorded in investment in joint ventures on the Condensed Consolidated Balance Sheets, was $4,901 and $5,197 at March 31, 2024 and December 31, 2023, respectively. During the quarters ended March 31, 2024 and 2023, the Company recorded a loss of $296 and $260, respectively, from its equity method investments, which is recorded in other income (expense), net on the Condensed Consolidated Statements of Income. During the quarters ended March 31, 2024 and 2023, the Company purchased $8,092 and $8,417, respectively, of finished goods from LMX and bulk beverage alcohol from the other 50 percent owner of DGL.

Related Party Transaction. The Company leased bottling and warehousing facilities in St. Louis, Missouri from Kemper-Themis, L.L.C. (“Kemper”), which was owned by Donn Lux, a member of the Company’s Board of Directors. On October 31, 2023, the Company’s Audit Committee and Board of Directors approved the purchase of the Kemper bottling and warehousing facilities from Kemper for $9,000. The purchase and sales agreement was entered into by both parties subsequent to Board approval and the transaction closed in February 2024. The transaction was entered into at fair value based on two independent appraisers’ valuations; therefore, the transaction is deemed to have been conducted at an arm’s length.

Recently Adopted Accounting Standard Updates. The Company did not adopt any new Accounting Standard Updates (“ASUs”) during the quarter ended March 31, 2024.

Recently Issued Accounting Pronouncements. ASU 2023-07, Improvements to Reportable Segment Disclosures, which requires improved disclosures related to significant segment expenses. This ASU requires companies to disclose significant segment expenses provided to the chief operating decision maker (“CODM”), a description of other segment items and all existing annual disclosures must be provided on an interim basis. This ASU is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and must be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect to early adopt this guidance and is currently evaluating the impact to the Company’s financial statements

ASU 2023-09, Improvements to Income Tax Disclosures, requires improved disclosures related to the rate reconciliation and income taxes paid. This ASU requires companies to reconcile the income tax expense attributable to continuing operations to the statutory federal income tax rate applied to pre-tax income from continuing operations. Additionally, this ASU requires companies to disclose the total amount of income taxes paid during the period. This ASU is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact to the Company’s financial statements.

Note 2.  Revenue

The Company generates revenue from the Distilling Solutions segment by the sale of products and by providing warehouse services related to the storage and aging of customer products. The Company generates revenue from the Branded Spirits segment by the sale of products and by providing contract bottling services. The Company generates revenue from the Ingredient Solutions segment by the sale of products. Revenue related to sales of products is recognized at a point in time whereas revenue generated from warehouse services and contract bottling services is recognized over time. Contracts with customers include a single performance obligation (either the sale of products or the provision of warehouse services and contract bottling services).

Disaggregation of Sales. The following table presents the Company’s sales disaggregated by segment and major products and services:

	Quarter Ended March 31,
	2024	2023
Distilling Solutions
Brown goods	$66,331	$68,324
Warehouse services	7,956	6,858
White goods and other co-products	10,565	38,041
Total Distilling Solutions	84,852	113,223

Branded Spirits
Premium plus	20,906	18,746
Mid	14,761	20,835
Value	10,009	13,421
Other	4,470	3,881
Total Branded Spirits	50,146	56,883

Ingredient Solutions
Specialty wheat starches	22,271	14,686
Specialty wheat proteins	9,995	11,890
Commodity wheat starches	3,262	3,807
Commodity wheat proteins	37	521
Total Ingredient Solutions	35,565	30,904

Total sales	$170,563	$201,010

Note 3. Business Combination

Description of the Transaction. On May 8, 2023, the Company entered into a definitive agreement to acquire 100 percent of the equity of Penelope, and subsequently completed the acquisition on June 1, 2023 (the “Acquisition”). Penelope, prior to the Acquisition, was a family and founder-owned and operated American whiskey company with a diverse portfolio of high-quality whiskeys in the premium plus price tier. As a result of the Acquisition, the Company enhanced its presence in the growing American whiskey category and expanded its portfolio of premium plus price tier brands.

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

For tax purposes, the Acquisition was structured as an asset purchase which created additional tax basis in the assets acquired as a result of valuing the assets at fair market value and the purchase price will be accounted for in accordance with U.S. federal tax law. Indefinite-lived intangible assets and goodwill is deductible for U.S. income tax purposes.

Purchase Price Allocation. The Acquisition was accounted for as a business combination in accordance with Accounting Standard Codification 805, Business Combinations (“ASC 805”), and as such, assets acquired, liabilities assumed, and consideration transferred were recorded at their estimated fair values on the acquisition date.

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

Goodwill of $95,250, all of which is deductible for tax purposes, represents the excess of the consideration transferred over the estimated fair value of assets acquired net of liabilities assumed. Additionally, the goodwill is representative of the strength of the Penelope brand within the American whiskey category, and the synergies expected to be achieved by the combined company. The intangible assets acquired included indefinite-lived intangible assets, trade names, with an estimated fair value of $34,000, and definite-lived intangible assets, distributor relationships, with an estimated fair value of $23,700 and a useful life of 20 years. The trade names and distributor relationships acquired by the Company have been recorded at estimated fair values using the relief from royalty method and multi-period excess earnings method, respectively. Management engaged a third party valuation specialist to assist in the valuation analysis of certain acquired assets including trade names and distributor relationships.

The operating results of Penelope have been included in the Company’s condensed consolidated financial statements since the June 1, 2023 acquisition date. The operating results and pro forma results are not disclosed due to the immaterial impact to the Company’s Condensed Consolidated Statements of Income.

During the quarter ended March 31, 2024, the Company incurred $71 of costs related to the Acquisition, which are included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Income.

Contingent Consideration. The estimated fair value of the contingent consideration obligation at the Acquisition date was $62,100, which was determined using a Monte Carlo simulation approach. This approach requires significant assumptions, including projected net sales, discount rates, and volatility rates. The inputs used in the calculation of the contingent consideration liability are considered Level 3 under the fair value hierarchy due to the lack of relevant market activity. The contingent consideration liability is measured on a quarterly basis and recorded at fair value. The changes in fair value of the obligation resulted from changes in the key assumptions between measurement dates, such as projected net sales, discount rates, and volatility rates. During the quarter ended March 31, 2024, there was a $4,100 adjustment to the fair value measurement of the contingent consideration obligation, which was included in the change of fair value of contingent consideration on the Condensed Consolidated Statements of Income. The amount payable is based upon achievement of certain net sales targets between the Acquisition date and December 31, 2025. The possible payments range from zero to a maximum payout of $110,800.

Note 4. Goodwill and Intangible Assets

Definite-Lived Intangible Assets. The Company acquired definite-lived intangible assets in connection with various acquisitions of businesses. The distributor relationships have a carrying value of $57,903, net of accumulated amortization of $7,197. The distributor relationships have a useful life of 20 years. The amortization expense for the quarters ended March 31, 2024 and 2023 was $813 and $518, respectively.

As of March 31, 2024, the expected future amortization expense related to definite-lived intangible assets is as follows:

Remainder of 2024	$2,442
2025	3,255
2026	3,255
2027	3,255
2028	3,255
Thereafter	42,441
Total	$57,903

Goodwill and Indefinite-Lived Intangible Assets. The Company records goodwill and indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and indefinite-lived intangible assets to its respective reporting units. The carrying amount of goodwill, which relates to the Branded Spirits segment, was $321,544 at both March 31, 2024 and December 31, 2023. The carrying amount of trade name indefinite-lived intangible assets, which relates to the Branded Spirits segment, was $212,990 at both March 31, 2024 and December 31, 2023.

Note 5.  Corporate Borrowings

The following table presents the Company’s outstanding indebtedness:

Description(a)	March 31, 2024	December 31, 2023
Credit Agreement - Revolver, 6.43% (variable rate) due 2026	$78,000	$63,000
Convertible Senior Notes, 1.88% (fixed rate) due 2041	201,250	201,250
Note Purchase Agreement
Series A Senior Secured Notes, 3.53% (fixed rate) due 2027	11,200	12,000
Senior Secured Notes, 3.80% (fixed rate) due 2029	16,800	17,600
Total indebtedness outstanding	307,250	293,850
Less unamortized loan fees(b)	(6,427)	(6,601)
Total indebtedness outstanding, net	300,823	287,249
Less current maturities of long-term debt	(6,400)	(6,400)
Long-term debt	$294,423	$280,849
(a) Interest rates are as of March 31, 2024.
(b) Loan fees are being amortized over the life of the debt agreements.

Credit Agreement. On February 14, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with multiple participants led by Wells Fargo Bank, National Association (“Wells Fargo Bank”) that matures on May 14, 2026. The Credit Agreement provided for a $300,000 revolving credit facility. On May 14, 2021, the Company amended the Credit Agreement to extend the terms and to increase the principal amount available to $400,000 and to permit the Company, subject to obtaining lender approval, to increase the amount of the revolving credit facility by up to an additional $100,000 provided certain conditions are satisfied and at the discretion of the lender. On August 31, 2022, the Credit Agreement was amended to change the interest rate benchmark from LIBOR to SOFR. The Credit Agreement includes certain requirements and covenants with which the Company was in compliance at March 31, 2024. Part of the cash portion of the consideration paid to acquire Penelope and transaction-related expenses were financed with $105,000 borrowings under the Credit Agreement during 2023. As of March 31, 2024, the Company had $78,000 outstanding borrowings under the Credit Agreement, leaving $322,000 available.

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

During 2017, the Company issued $20,000 of Series A Senior Secured Notes with a maturity date of August 23, 2027. During 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Note Purchase Agreement includes certain requirements and covenants with which the Company was in compliance at March 31, 2024. As of March 31, 2024, the Company had $11,200 of Series A Senior Secured Notes and $16,800 of additional Senior Secured Notes outstanding under the Note Purchase Agreement, leaving $222,000 available under the Note Purchase Agreement.

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
Income tax expense for the quarter ended March 31, 2024 was $6,262 for an effective tax rate of 23.3 percent. The effective tax rate for the quarter ended March 31, 2024 differed from the 21 percent U.S. federal statutory rate on pretax income primarily due to state income taxes and income taxes on foreign subsidiaries, partially offset by U.S. state and federal tax credits and the deduction applicable to export activity.

Income tax expense for the quarter ended March 31, 2023 was $9,655 for an effective tax rate of 23.7 percent. The effective tax rate for the quarter ended March 31, 2023 differed from the 21 percent U.S. federal statutory rate on pretax income primarily due to state and foreign income taxes, partially offset by state and federal tax credits, the deduction applicable to export activity, and the discrete impact of certain items related to equity compensation.

Note 7.  Equity and EPS

The following table presents computations of basic and diluted EPS:

	Quarter Ended March 31,
	2024	2023
Operations:
Net income(a)	$20,584	$31,032
Net loss attributable to noncontrolling interest	51	39
Income attributable to participating securities (unvested shares and units)(b)	(239)	(311)
Net income used in EPS calculation	$20,396	$30,760

Share information:
Basic weighted average common shares(c)	22,142,277	22,040,224
Diluted weighted average common shares(d)	22,142,277	22,072,271

Basic EPS	$0.92	$1.40
Diluted EPS	$0.92	$1.39
(a)Net income attributable to all stockholders.
(b)Participating securities included 260,651 and 227,810 unvested restricted stock units (“RSUs”) at March 31, 2024 and 2023, respectively.
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

Share Repurchase. On February 29, 2024, the Company announced that its Board of Directors approved a $100,000 share repurchase program. Under the share repurchase program, the Company can repurchase stock from time to time for cash in open market purchases, privately negotiated transactions, or by other means, in accordance with applicable securities laws and other legal requirements. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice. During the quarter ended March 31, 2024, the Company repurchased 59,084 shares of Common Stock for approximately $5,000, resulting in approximately $95,000 remaining under the share repurchase program.

Common Stock Share Activity. The following table presents the Company’s share activity:

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2023	437	22,016,113
Issuance of Common Stock	—	74,913
Repurchase of Common Stock (a)	—	(81,969)
Balance, March 31, 2024	437	22,009,057

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2022	437	21,994,042
Issuance of Common Stock	—	23,324
Repurchase of Common Stock (b)	—	(8,437)
Balance, March 31, 2023	437	22,008,929
(a)59,084 shares that were repurchased during the quarter ended March 31, 2024 pursuant to the Company’s share repurchase program. The remaining shares repurchased were related to the tax withholding on equity-based compensation.
(b)The Common Stock repurchases were for tax withholding on equity-based compensation.

Note 8.  Commitments and Contingencies

The Company and its subsidiaries are, from time to time, a party to legal and regulatory proceedings arising in the ordinary course of its business.  The Company accrues estimated costs for a contingency when management believes that a loss is probable and can be reasonably estimated.

Note 9.  Employee and Non-Employee Benefit Plans

Share-Based Compensation Plans.  The Company’s share-based compensation plans provide for the awarding of stock options, stock appreciation rights, shares of restricted stock, and RSUs for senior executives and other employees, as well as non-employee directors. The Company had two equity-based compensation plans: the 2014 Equity Incentive Plan (as amended, the “2014 Plan”) and the 2014 Non-Employee Director Equity Incentive Plan (the “Directors’ Plan”).

As of March 31, 2024, 773,492 RSUs had been granted from the 1,500,000 shares approved under the 2014 Plan, and 141,262 shares had been granted from the 300,000 shares approved under the Directors’ Plan. As of March 31, 2024, there were 260,651 unvested RSUs under the Company’s long-term incentive plans, all of which were participating securities (see Note 7, Equity and EPS).

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan (the “EDC Plan”) effective June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company’s obligations under the EDC Plan change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the EDC Plan. Realized and unrealized gains (losses) on deferred compensation plan investments were included as a component of other income (expense), net on the Company’s Condensed Consolidated Statements of Income. For the quarters ended March 31, 2024 and 2023, the Company had a gain on deferred compensation plan investments of $252 and $179, respectively.

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

At March 31, 2024 and December 31, 2023, the EDC Plan investments were $3,419 and $2,916, respectively, which were recorded in other assets on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan current liabilities were $1,071 and $74 at March 31, 2024 and December 31, 2023, respectively, which were included in accrued expenses and other on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan non-current liabilities were $2,489 and $3,314 at March 31, 2024 and December 31, 2023, respectively, and were included in other noncurrent liabilities on the Company’s Condensed Consolidated Balance Sheets.

Note 10.  Operating Segments

At March 31, 2024, the Company had three segments: Distilling Solutions, Branded Spirits, and Ingredient Solutions. The Company’s reportable segments are based on the financial information the chief operating decision maker, the Company’s Chief Executive Officer, uses to allocate resources and evaluate performance of the business. The Distilling Solutions segment consists of food grade alcohol (primarily brown goods) and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry). The Distilling Solutions segment also includes warehouse services, such as barrel put away, barrel storage, and barrel retrieval services. The Branded Spirits segment consists of a portfolio of high quality branded spirits which are produced through the distilleries and bottling facilities. The Ingredient Solutions segment consists of specialty starches and proteins as well as commodity starches and proteins. Intersegment sales and transfers are recorded at cost and are treated as a transfer of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

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

The following table presents summarized financial information for each segment:

	Quarter Ended March 31,
	2024	2023
Sales to Customers
Distilling Solutions	$84,852	$113,223
Branded Spirits	50,146	56,883
Ingredient Solutions	35,565	30,904
Total	$170,563	$201,010

Gross Profit
Distilling Solutions	$34,083	$33,028
Branded Spirits	22,532	24,593
Ingredient Solutions	6,180	12,203
Total	$62,795	$69,824

Depreciation and Amortization
Distilling Solutions	$1,957	$2,851
Branded Spirits	1,823	1,491
Ingredient Solutions	1,169	658
Corporate	340	171
Total	$5,289	$5,171

Income (loss) before Income Taxes
Distilling Solutions	$33,069	$32,301
Branded Spirits	908	9,157
Ingredient Solutions	4,720	10,846
Corporate	(11,851)	(11,617)
Total	$26,846	$40,687

The following table allocates assets to each segment as of:

	March 31, 2024	December 31, 2023
Identifiable Assets
Distilling Solutions	$347,240	$369,241
Branded Spirits	889,588	910,633
Ingredient Solutions	120,076	88,846
Corporate	33,378	23,628
Total	$1,390,282	$1,392,348

Note 11.  Subsequent Events

Dividend. On May 2, 2024, the Company announced a quarterly dividend payable to stockholders of record of the Company’s common stock, resulting in dividend equivalents payable to RSU holders, of $0.12 per share and per RSU. The dividend and dividend equivalents are payable on May 31, 2024 to stockholders of record and RSU holders on May 17, 2024.

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

All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially. For information on these risks and uncertainties and other factors that could affect the Company’s business, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K for the year ended December 31, 2023, this Report, and our other filings with the Securities and Exchange Commission (the “SEC”). Forward looking statements in this Report are made as of the date of this Report, and we undertake no obligation to update any forward-looking statements or information made in this Report, except as required by law.

OVERVIEW

MGP is a leading producer of branded and distilled spirits as well as food ingredient solutions. Distilled spirits include premium bourbon, rye, and other whiskeys (“brown goods”) and GNS, including vodka and gin (“white goods and other co-products”). Our distilled spirits are either sold directly or indirectly to manufacturers of other branded spirits. We have a portfolio of our own high quality branded spirits, which we produce through our distilleries and bottling facilities and sell to distributors. Our branded spirits products account for a range of price points from value products through premium plus brands. Our protein and starch food ingredients serve a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. Our ingredients products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Report, as well as our audited consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - General,” set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

RESULTS OF OPERATIONS

Consolidated Results

The table below details the consolidated results for the quarters ended March 31, 2024 and 2023:

	Quarter Ended March 31,
	2024	2023	2024 v. 2023
Sales	$170,563	$201,010	(15)%
Cost of sales	107,768	131,186	(18)
Gross profit	62,795	69,824	(10)
Gross margin %	36.8%	34.7%	2.1	pp(a)
Advertising and promotion expenses	8,683	7,733	12
Selling, general, and administrative (“SG&A”) expenses	20,979	20,532	2
Impairment of long-lived assets and other	116	—	N/A
Change in fair value of contingent consideration	4,100	—	N/A
Operating income	28,917	41,559	(30)
Operating margin %	17.0%	20.7%	(3.7)	pp
Interest expense, net	(2,019)	(995)	(103)
Other income (expense), net	(52)	123	(142)
Income before income taxes	26,846	40,687	(34)
Income tax expense	6,262	9,655	(35)
Effective tax expense rate %	23.3%	23.7%	(0.4)	pp
Net income	$20,584	$31,032	(34)%
Net income margin %	12.1%	15.4%	(3.3)	pp
(a) Percentage points (“pp”).

Sales - Sales for the quarter ended March 31, 2024 were $170,563, a decrease of 15 percent compared to the year-ago quarter, which was the result of decreased sales in the Distilling Solutions and Branded Spirits segments, partially offset by increased sales in the Ingredient Solutions segment. Within the Distilling Solutions segment, sales were down 25 percent, primarily due to decreased sales of white goods and other co-products in connection with the December 2023 closure of our distillery located in Atchison, Kansas (the “Atchison Distillery”). Within the Branded Spirits segment, sales were down 12 percent, primarily due to decreased sales of brands in the mid and value price tiers. Within the Ingredient Solutions segment, sales were up 15 percent, primarily due to increased sales of specialty wheat starches (see “Segment Results”).

Gross profit - Gross profit for the quarter ended March 31, 2024 was $62,795, a decrease of 10 percent compared to the year-ago quarter. The decrease was driven by a decrease in gross profit in the Ingredient Solutions and Branded Spirits segments, partially offset by an increase in gross profit in the Distilling Solutions segment. Within the Ingredient Solutions segment, gross profit decreased by $6,023, or 49 percent. Within the Branded Spirits segment, gross profit decreased $2,061, or 8 percent. Within the Distilling Solutions segment, gross profit increased by $1,055, or 3 percent (see “Segment Results”).

Advertising and promotion expenses - Advertising and promotion expenses for the quarter ended March 31, 2024 were $8,683, an increase of 12 percent compared to the year-ago quarter, primarily driven by increased advertising and promotion investment in the Branded Spirits segment, specifically in the premium plus price tier.

SG&A expenses - SG&A expenses for the quarter ended March 31, 2024 were $20,979, a slight increase of 2 percent compared to the year-ago quarter.

Operating income - Operating income for the quarter ended March 31, 2024 decreased to $28,917 from $41,559 for the quarter ended March 31, 2023, primarily due to the decrease in gross profit in the Ingredient Solutions segment, the change in fair value of the contingent consideration of $4,100 related to the acquisition of Penelope, and the decrease in gross profit in the Branded Spirits segment. These decreases were partially offset by an increase in gross profit in the Distilling Solutions segment.

Operating income, quarter versus quarter	Operating Income	Change
Operating income for the quarter ended March 31, 2023	$41,559
Decrease in gross profit - Ingredient Solutions segment(a)	(6,023)	(15)%
Decrease in gross profit - Branded Spirits segment(a)	(2,061)	(5)	pp(b)
Increase in gross profit - Distilling Solutions segment(a)	1,055	3	pp
Increase in advertising and promotion expenses	(950)	(2)	pp
Increase in SG&A expenses	(447)	(1)	pp
Impairment of long-lived assets and other	(116)	—	pp
Change in fair value of contingent consideration	(4,100)	(10)	pp
Operating income for the quarter ended March 31, 2024	$28,917	(30)%
(a) See “Segment Results.”
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for the quarter ended March 31, 2024 was $6,262, for an effective tax rate of 23.3 percent. Income tax expense for the quarter ended March 31, 2023 was $9,655, for an effective tax rate of 23.7 percent. The decrease in income tax expense, quarter versus quarter, was due to lower income before income taxes. The decrease in effective tax rate, quarter versus quarter, was primarily due to larger tax credits than in the prior year quarter.

Earnings per common share (“EPS”) - Basic EPS was $0.92 for the quarter ended March 31, 2024, compared to $1.40 for the quarter ended March 31, 2023. The change in basic EPS, quarter versus quarter, was primarily due to a decrease in operating income. Diluted EPS was $0.92 for the quarter ended March 31, 2024, compared to $1.39 for the quarter ended March 31, 2023. The change in diluted EPS, quarter versus quarter, was primarily due to the same change as basic EPS as well as the impact of dilutive shares outstanding related to the conversion feature of the Convertible Senior Notes.

Change in EPS , quarter versus quarter	EPS	Change
Basic EPS for the quarter ended March 31, 2023	$1.40
Change in operating income(a)	(0.44)	(31)%
Change in other income (expense), net(a)	(0.01)	(1)	pp(b)
Change in interest expense, net(a)	(0.04)	(3)	pp
Change in effective tax rate	0.01	1	pp
Basic and Diluted EPS for the quarter ended March 31, 2024	$0.92	(34)%
(a) Net of tax based on the effective tax rate for the base year (2023).
(b) Percentage points (“pp”).

SEGMENT RESULTS

Distilling Solutions

The following tables show selected financial information for the Distilling Solutions segment for the quarters ended March 31, 2024 and 2023.

	DISTILLING SOLUTIONS SALES
	Quarter Ended March 31,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2024	2023	$ Change	% Change
Brown goods	$66,331	$68,324	$(1,993)	(3)%
Warehouse services	7,956	6,858	1,098	16
White goods and other co-products	10,565	38,041	(27,476)	(72)
Total Distilling Solutions	$84,852	$113,223	$(28,371)	(25)%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Brown goods	(3)%	8%	(11)%

	Other Financial Information
	Quarter Ended March 31,		Quarter versus Quarter Increase / (Decrease)
	2024	2023	$ Change	% Change
Gross profit	$34,083	$33,028	$1,055	3%
Gross margin %	40.2%	29.2%		11.0	pp(d)
(a) Total sales change is calculated by taking the difference between current period sales dollars and prior period sales dollars, divided by prior period sales dollars.
(b) Volume change is calculated by taking the difference between current period sales volume and prior period sales volume, multiplied by prior period sales per unit. The product is then divided by prior period sales dollars.
(c) Net Price/Mix change is calculated by taking the difference between current period sales-per-unit and prior period sales-per unit, multiplied by current period sales volume. The product is then divided by prior period sales dollars.
(d) Percentage points (“pp”).

Total sales of the Distilling Solutions segment for the quarter ended March 31, 2024 decreased by $28,371, or 25 percent, compared to the prior year quarter. The decrease in sales of the Distilling Solutions segment is primarily related to the decrease in sales volume of white goods and other co-products, which was primarily due to the closure of the Atchison Distillery during December 2023. Additionally, the decrease in sales of brown goods was primarily driven by decreased Net Price/Mix (as defined in table above), and the temporary shut-down of the Lux Row Distillery in Bardstown, Kentucky during the quarter to complete the distillation expansion. These decreases were partially offset by increased sales volume of brown goods and increased sales of warehouse services.

Gross profit increased quarter versus quarter by $1,055, or 3 percent. Gross margin for the quarter ended March 31, 2024 increased to 40.2 percent from 29.2 percent for the prior year quarter. The increase in gross profit was primarily due to the positive impact the closure of the Atchison Distillery had on white goods and other co-products’ gross profit. The increase was also due to an increase in warehouse service sales.

Branded Spirits

The following tables show selected financial information for the Branded Spirits segment for the quarters ended March 31, 2024 and 2023.

	BRANDED SPIRITS SALES
	Quarter Ended March 31,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2024	2023	$ Change	% Change
Premium plus	$20,906	$18,746	$2,160	12%
Mid	14,761	20,835	(6,074)	(29)
Value	10,009	13,421	(3,412)	(25)
Other	4,470	3,881	589	15
Total Branded Spirits	$50,146	$56,883	$(6,737)	(12)%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	(12)%	(27)%	15%

	Other Financial Information
	Quarter Ended March 31,		Quarter versus Quarter Increase / (Decrease)
	2024	2023	$ Change	% Change
Gross profit	$22,532	$24,593	$(2,061)	(8)%
Gross margin %	44.9%	43.2%		1.7	pp(d)
(a) Total sales change is calculated by taking the difference between current period sales dollars and prior period sales dollars, divided by prior period sales dollars.
(b) Volume change is calculated by taking the difference between current period sales volume and prior period sales volume, multiplied by prior period sales per unit. The product is then divided by prior period sales dollars.
(c) Net Price/Mix change is calculated by taking the difference between current period sales-per-unit and prior period sales-per unit, multiplied by current period sales volume. The product is then divided by prior period sales dollars.
(d) Percentage points (“pp”).

Total sales of the Branded Spirits segment for the quarter ended March 31, 2024 decreased by $6,737, or 12 percent compared to the prior year quarter. The decrease was driven by sales of brands within the mid and value price tiers, partially offset by an increase in sales of brands within the premium plus price tier. The decreased sales of brands within the mid and value price tiers was due to a decrease in sales volume primarily as a result of the distributor realignment in 2023 which resulted in increased sales volume in these price tiers during the prior year quarter. The increase in sales of brands within the premium plus price tier was primarily due to the acquisition of Penelope, partially offset by a planned decrease in allocated single barrel premium plus offerings.

Gross profit decreased quarter versus quarter by $2,061, or 8 percent. Gross margin for the quarter ended March 31, 2024 increased to 44.9 percent from 43.2 percent for the prior year quarter due primarily to continued portfolio premiumization. The decrease in gross profit was primarily driven by a decrease in sales volume in the mid and value price tiers as well as an increase in costs incurred in connection with the completion of the Lux Row distillery expansion. These decreases were partially offset by increased gross profit due to additional brands acquired as part of the acquisition of Penelope.

Ingredient Solutions

The following tables show selected financial information for the Ingredient Solutions segment for the quarters ended March 31, 2024 and 2023.

	INGREDIENT SOLUTIONS SALES
	Quarter Ended March 31,		Quarter versus Quarter Sales Change Increase / (Decrease)
	2024	2023	$ Change	% Change
Specialty wheat starches	$22,271	$14,686	$7,585	52%
Specialty wheat proteins	9,995	11,890	(1,895)	(16)
Commodity wheat starches	3,262	3,807	(545)	(14)
Commodity wheat proteins	37	521	(484)	(93)
Total Ingredient Solutions	$35,565	$30,904	$4,661	15%

	Change in Quarter versus Quarter Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	15%	29%	(14)%

	Other Financial Information
	Quarter Ended March 31,		Quarter versus Quarter Increase / (Decrease)
	2024	2023	$ Change	% Change
Gross profit	$6,180	$12,203	$(6,023)	(49)%
Gross margin %	17.4%	39.5%		(22.1)	pp(d)

(a) Total sales change is calculated by taking the difference between current period sales dollars and prior period sales dollars, divided by prior period sales dollars.
(b) Volume change is calculated by taking the difference between current period sales volume and prior period sales volume, multiplied by prior period sales per unit. The product is then divided by prior period sales dollars.
(c) Net Price/Mix change is calculated by taking the difference between current period sales-per-unit and prior period sales-per unit, multiplied by current period sales volume. The product is then divided by prior period sales dollars.
(d) Percentage points (“pp”).

Total sales of the Ingredient Solutions segment for the quarter ended March 31, 2024 increased by $4,661, or 15 percent, compared to the prior year quarter. The increase was primarily driven by higher sales volume of specialty wheat starches. This increase was partially offset by a decrease in sales volume of specialty and commodity wheat proteins and a decrease in average selling price of commodity wheat starches.
Gross profit decreased quarter versus quarter by $6,023, or 49 percent. Gross margin for the quarter ended March 31, 2024 decreased to 17.4 percent from 39.5 percent for the prior year quarter. The decrease in gross profit was primarily driven by higher input costs across all product categories. The increase in input costs is driven primarily by the removal of the intercompany credit for the waste starch slurry by-product since the closure of the Atchison Distillery, as well as other costs incurred to ready the waste starch for commercial sale. Additionally, we incurred incremental costs for the new extrusion manufacturing facility during the quarter.

CASH FLOW, FINANCIAL CONDITION, AND LIQUIDITY

We believe our financial condition continues to be of high quality, as evidenced by our ability to generate adequate cash from operations while having ready access to capital at competitive rates.

Operating cash flow and borrowings through our Credit Agreement, Convertible Senior Notes, and Note Purchase Agreement (see Note 5, Corporate Borrowings) provide the primary sources of cash to fund operating needs and capital expenditures. These same sources of cash are used to fund stockholder dividends and other discretionary uses. Our overall liquidity reflects our strong business results and an effective cash management strategy that takes into account liquidity management, economic factors, and tax considerations. We expect our sources of cash to be adequate to provide for budgeted capital expenditures, potential mergers or acquisitions, and anticipated operating requirements for the next 12 months and beyond.

Cash Flow Summary

	Quarter to Date Ended March 31,		Changes, year versus year Increase / (Decrease)
	2024	2023
Net cash provided by operating activities	$24,623	$5,021	$19,602
Net cash used in investing activities	(27,266)	(16,945)	(10,321)
Net cash provided by (used in) financing activities	3,767	(4,270)	8,037
Effect of exchange rate changes on cash	(15)	33	(48)
Increase (decrease) in cash and cash equivalents	$1,109	$(16,161)	$17,270

Cash increased $1,109 for the quarter ended March 31, 2024, compared to a decrease of $16,161 for the quarter ended March 31, 2023, for a net increase in cash of $17,270, period versus period.

Operating Activities. Cash provided by operating activities for the quarter ended March 31, 2024 was $24,623. The cash provided by operating activities resulted primarily from net income of $20,584, adjustments for non-cash or non-operating charges of $11,603, including depreciation and amortization, the change in fair value of contingent consideration, and share-based compensation, partially offset by cash used in operating assets and liabilities of $7,564. The primary drivers of the changes in operating assets and liabilities were $10,380 use of cash related to accrued expenses and other, which related to the incentive compensation payout during the quarter, and $10,207 use of cash related to a decrease in accounts payable due to timing of payments. These uses of cash were offset by $11,257 of cash provided by a decrease in accounts receivables net, due to the timing of sales and customer payments during the quarter.

Cash provided by operating activities for the quarter ended March 31, 2023 was $5,021. The cash provided by operating activities resulted primarily from net income of $31,032, adjustments for non-cash or non-operating charges of $7,318, including depreciation and amortization, and share-based compensation, partially offset by cash used in operating assets and liabilities of $33,329. The primary drivers of the changes in operating assets and liabilities were $19,227 use of cash related to increased accounts receivables, net, due to timing of sales and customer payments during the quarter, $18,707 use of cash related to an increase in inventories, primarily due to an increase in finished goods inventory and barreled distillate, and $10,208 use of cash related to a decrease in accrued expenses and other, primarily due to the incentive compensation payout during the quarter. These uses of cash were partially offset, primarily by $9,043 cash provided by income taxes payable, and $6,498 cash provided by an increase in accounts payable.

Investing Activities. Cash used in investing activities for the quarter ended March 31, 2024 was $27,266, which primarily resulted from additions to property, plant, and equipment of $27,026 (see “Capital Spending”). Cash used in investing activities for the quarter ended March 31, 2023 was $16,945, which primarily resulted from additions to property, plant, and equipment of $16,237 (see “Capital Spending”).

Capital Spending. We manage capital spending to support our business growth plans. We have incurred $13,134 and $9,824 of capital expenditures and have paid $27,026 and $16,237 for capital expenditures for the quarters ended March 31, 2024 and 2023, respectively. The difference between the amount of capital expenditures incurred and amount paid is due to the change in capital expenditures in accounts payable. We expect approximately $85,800 in capital expenditures in 2024, which includes capital expenditures for facility improvement and expansion, facility sustaining projects, and environmental health and safety projects.

Financing Activities. Cash provided by financing activities for the quarter ended March 31, 2024 was $3,767, due to net proceeds on debt of $13,400 (see “Long-Term and Short-Term Debt”), partially offset by repurchases of Common Stock of $6,961 (see “Treasury Purchases” and “Share Repurchase”), and payments of dividends and dividend equivalents of $2,672 (see “Dividends and Dividend Equivalents”).

Cash used in financing activities for the quarter ended March 31, 2023 was $4,270, due to payments of dividends and dividend equivalents of $2,669 (see “Dividends and Dividend Equivalents”), repurchase of Common Stock of $801 (see “Treasury Purchases”), and net payments on debt of $800 (see “Long-Term and Short-Term Debt”).

Treasury Purchases. 73,230 RSUs vested and converted to shares of Common Stock for employees during the quarter ended March 31, 2024, of which we withheld and purchased for treasury 22,885 shares valued at $1,961 to cover payment of associated withholding taxes.

22,592 RSUs vested and converted to shares of Common Stock for employees during the quarter ended March 31, 2023, of which we withheld and purchased for treasury 8,437 shares valued at $801 to cover payment of associated withholding taxes.

Share Repurchase. On February 29, 2024, we announced that our Board of Directors approved a $100,000 share repurchase program. Under the share repurchase program, we can repurchase Common Stock from time to time for cash in open market purchases, privately negotiated transactions, or by other means, in accordance with applicable securities laws and other legal requirements. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice. During the quarter ended March 31, 2024, we repurchased 59,084 shares of Common Stock for approximately $5,000, resulting in approximately $95,000 remaining under the share repurchase program.

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared(c)	Paid(c)	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2024
February 22, 2024	March 15, 2024	March 29, 2024	$0.12	$0.12	$2,641	$31	$2,672

2023
February 23, 2023	March 10, 2023	March 24, 2023	$0.12	$0.12	$2,640	$29	$2,669
(a) Dividend equivalent payments on unvested participating securities.
(b) Includes estimated forfeitures.
(c) Per share amount.

On May 2, 2024, we announced a dividend payable to stockholders of record of our Common Stock, resulting in dividend equivalents payable to RSU holders, of $0.12 per share and per RSU. The dividend and dividend equivalent are payable on May 31, 2024 to stockholders of record and RSU holders on May 17, 2024.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development, merger and acquisition, and share repurchase activities), and the overall cost of capital. Total debt was $300,823 (net of unamortized loan fees of $6,427) at March 31, 2024, and $287,249 (net of unamortized loan fees of $6,601) at December 31, 2023.

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

Our principal sources of cash are product sales and borrowing on our various debt agreements. Under our debt agreements, we must meet certain financial covenants and restrictions, and at March 31, 2024, we met those covenants and restrictions.

At March 31, 2024, our current assets exceeded our current liabilities by $426,661, largely due to our inventories, at cost, of $348,934. At March 31, 2024, our cash balance was $19,497 and we have used our various debt agreements for liquidity purposes, with $322,000 available under our Credit Agreement for additional borrowings and $222,000 available under the Note Purchase Agreement (see Note 5, Corporate Borrowings). We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments, dividend payments, and potential mergers and acquisitions. Subject to market conditions, we could also fund future mergers and acquisitions through the issuance of additional shares of Common Stock. In addition, we have strong operating results such that we believe financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

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

Commodity Costs. Certain commodities we use in our production process, or input costs, expose us to market price risk due to volatility in the prices for those commodities.  Through our grain supply contracts for our Lawrenceburg facility, our wheat flour supply contract for our Atchison facility, and our natural gas contracts for both facilities, we purchase grain, wheat flour, and natural gas, respectively, for delivery from one to 24 months into the future at negotiated prices.  We have determined that the firm commitments to purchase grain, wheat flour, and natural gas under the terms of our supply contracts meet the normal purchases and sales exception as defined under Accounting Standards Codification 815, Derivatives and Hedging, because the quantities involved are for amounts to be consumed within the normal expected production process.

Interest Rate Exposures. Our various debt agreements (see Note 5, Corporate Borrowings) expose us to market risks arising from adverse changes in interest rates. Established procedures and internal processes govern the management of this market risk.

Increases in market interest rates would cause interest expense under our variable interest rate debt to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings under variable interest rate debt during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at March 31, 2024, a 100 basis point increase over the current rates actually in effect at such date would increase our interest expense on an annual basis by $780. Based on weighted average outstanding fixed-rate borrowings at March 31, 2024, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $18,826, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $11,336.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 31, 2024, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control. There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2023, and Note 8 in this Report for information on certain proceedings to which we are subject.

ITEM 1A.    RISK FACTORS

Risk factors are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
January 1, 2024 through January 31, 2024	—		$—	—	$—
February 1, 2024 through February 29, 2024	—		—	—	100,000
March 1, 2024 through March 31, 2024	59,084	(1)	84.62	59,084	95,000
Total	59,084			59,084

(1)All shares were repurchased were under the share repurchase program announced on February 29, 2024.
(2)On February 29, 2024, we announced that our Board of Directors approved a $100,000 share repurchase program. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Director and Officer Trading Arrangements. On March 12, 2024, Karen L. Seaberg, Chairman of our Board of Directors, entered into a Rule 10b5-1 trading plan which provides for the sale of up to $8,735 in net proceeds from the sale of Common Stock until May 31, 2025. On March 12, 2024, Lori L.S. Mingus, member of our Board of Directors, entered into a Rule 10b5-1 trading plan which provides for the sale of up to $643 in net proceeds from the sale of Common Stock until May 31, 2025.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
**32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
**32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data Filed - formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101
* Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	May 2, 2024	By	/s/ David S. Bratcher
David S. Bratcher, Chief Executive Officer and President

Date:	May 2, 2024	By	/s/ Brandon M. Gall
Brandon M. Gall, Vice President, Finance and Chief Financial Officer