Form 10-Q
period 2024-06-30
MGP INGREDIENTS INC
filed 2024-08-01
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
21,988,494 shares of Common Stock, no par value, as of July 26, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Quarter Ended June 30,		Year to Date Ended June 30,
	2024	2023	2024	2023
Sales	$190,805	$209,001	$361,368	$410,011
Cost of sales	107,573	132,706	215,341	263,892
Gross profit	83,232	76,295	146,027	146,119
Advertising and promotion expenses	11,665	8,639	20,348	16,372
Selling, general, and administrative expenses	22,759	23,513	43,738	44,045
Impairment of long-lived assets and other	21	—	137	—
Change in fair value of contingent consideration	5,400	—	9,500	—
Operating income	43,387	44,143	72,304	85,702
Interest expense, net	(2,205)	(1,282)	(4,224)	(2,277)
Other income (expense), net	943	(93)	891	30
Income before income taxes	42,125	42,768	68,971	83,455
Income tax expense	10,108	10,804	16,370	20,459
Net income	32,017	31,964	52,601	62,996
Net loss attributable to noncontrolling interest	68	162	119	201
Net income attributable to MGP Ingredients, Inc.	32,085	32,126	52,720	63,197
Income attributable to participating securities	(347)	(324)	(572)	(633)
Net income used in earnings per common share calculation	$31,738	$31,802	$52,148	$62,564

Weighted average common shares
Basic	22,119,227	22,062,142	22,130,752	22,051,244
Diluted	22,119,227	22,139,663	22,130,752	22,106,113

Earnings per common share
Basic	$1.43	$1.44	$2.36	$2.84
Diluted	$1.43	$1.44	$2.36	$2.83

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarter Ended June 30,		Year to Date Ended June 30,
	2024	2023	2024	2023
Net income attributable to MGP Ingredients, Inc.	$32,085	$32,126	$52,720	$63,197
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency translation adjustment	(76)	136	(76)	311
Change in Company-sponsored post-employment benefit plan	(40)	(69)	(80)	(176)
Other comprehensive income (loss)	(116)	67	(156)	135

Comprehensive income attributable to MGP Ingredients, Inc.	31,969	32,193	52,564	63,332

Comprehensive loss attributable to noncontrolling interest	(68)	(162)	(119)	(201)
Comprehensive income	$31,901	$32,031	$52,445	$63,131

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

	June 30, 2024	December 31, 2023
Current Assets
Cash and cash equivalents	$21,011	$18,388
Receivables (less allowance for credit loss, $1,475 at both June 30, 2024, and December 31, 2023)	159,019	144,286
Inventory	358,567	346,853
Prepaid expenses	4,795	3,580
Refundable income taxes	3,008	1,190
Total current assets	546,400	514,297
Property, plant, and equipment	512,170	489,646
Less accumulated depreciation and amortization	(236,423)	(227,343)
Property, plant, and equipment, net	275,747	262,303
Operating lease right-of-use assets, net	10,609	13,975
Investment in joint ventures	5,811	5,197
Intangible assets, net	270,079	271,706
Goodwill	321,544	321,544
Other assets	3,907	3,326
Total assets	$1,434,097	$1,392,348
Current Liabilities
Current maturities of long-term debt	$6,400	$6,400
Accounts payable	56,056	73,594
Federal and state excise taxes payable	4,492	2,251
Accrued expenses and other	17,843	31,861
Total current liabilities	84,791	114,106
Long-term debt, less current maturities	107,292	85,305
Convertible senior notes	195,704	195,544
Long-term operating lease liabilities	8,567	11,292
Contingent consideration	78,700	69,200
Other noncurrent liabilities	3,069	4,763
Deferred income taxes	63,061	63,071
Total liabilities	541,184	543,281
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 23,125,166 shares at June 30, 2024 and December 31, 2023; and 21,987,685 and 22,016,113 shares outstanding at June 30, 2024 and December 31, 2023, respectively	6,715	6,715
Additional paid-in capital	329,713	325,453
Retained earnings	587,265	539,883
Accumulated other comprehensive loss	(553)	(397)
Treasury stock, at cost, 1,137,481 and 1,109,053 shares at June 30, 2024 and December 31, 2023, respectively	(28,687)	(21,166)
Total MGP Ingredients, Inc. stockholders’ equity	894,457	850,492
Noncontrolling interest	(1,544)	(1,425)
Total equity	892,913	849,067
Total liabilities and equity	$1,434,097	$1,392,348
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$52,601	$62,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,618	10,490
Share-based compensation	1,981	3,637
Equity method investment loss (gain)	(614)	579
Deferred income taxes, including change in valuation allowance	(10)	2,129
Change in fair value of contingent consideration	9,500	—
Other, net	270	206
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables, net	(14,766)	(35,833)
Inventory	(11,754)	(41,020)
Prepaid expenses	(1,217)	(2,076)
Income taxes payable (refundable)	(1,818)	2,010
Accounts payable	(6,345)	22,328
Accrued expenses and other	(10,738)	(7,048)
Federal and state excise taxes payable	2,241	1,319
Other, net	(367)	439
Net cash provided by operating activities	29,582	20,156

Cash Flows from Investing Activities
Additions to property, plant, and equipment	(33,397)	(30,055)
Purchase of business, net of cash acquired	—	(104,398)
Other, net	(260)	(1,136)
Net cash used in investing activities	(33,657)	(135,589)

Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(5,344)	(5,337)
Repurchase of Common Stock	(9,735)	(801)
Proceeds from long-term debt	50,000	105,000
Principal payments on long-term debt	(28,200)	(9,400)
Net cash provided by financing activities	6,721	89,462

Effect of exchange rate changes on cash and cash equivalents	(23)	41
Increase (decrease) in cash and cash equivalents	2,623	(25,930)
Cash and cash equivalents, beginning of period	18,388	47,889
Cash and cash equivalents, end of period	$21,011	$21,959
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Year to Date Ended June 30, 2024
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2023	$4	$6,715	$325,453	$539,883	$(397)	$(21,166)	$(1,425)	$849,067
Comprehensive income:
Net income (loss)	—	—	—	20,635	—	—	(51)	20,584
Other comprehensive loss	—	—	—	—	(40)	—	—	(40)
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,670)	—	—	—	(2,670)
Share-based compensation	—	—	5,563	—	—	—	—	5,563
Stock shares awarded, forfeited or vested	—	—	(1,556)	—	—	1,556	—	—
Stock shares repurchased	—	—	—	—	—	(6,961)	—	(6,961)
Balance, March 31, 2024	4	6,715	329,460	557,848	(437)	(26,571)	(1,476)	865,543
Comprehensive income:
Net income (loss)	—	—	—	32,085	—	—	(68)	32,017
Other comprehensive income	—	—	—	—	(116)	—	—	(116)
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,668)	—	—	—	(2,668)
Share-based compensation	—	—	911	—	—	—	—	911
Stock shares awarded, forfeited or vested	—	—	(658)	—	—	658	—	—
Stock shares repurchased	—	—	—	—	—	(2,774)	—	(2,774)
Balance, June 30, 2024	$4	$6,715	$329,713	$587,265	$(553)	$(28,687)	$(1,544)	$892,913

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Year to Date Ended June 30, 2023
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2022	$4	$6,715	$318,839	$443,061	$(304)	$(21,591)	$(1,080)	$745,644
Comprehensive income:
Net income (loss)	—	—	—	31,071	—	—	(39)	31,032
Other comprehensive income	—	—	—	—	68	—	—	68
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,661)	—	—	—	(2,661)
Share-based compensation	—	—	2,665	—	—	—	—	2,665
Stock shares awarded, forfeited or vested	—	—	(507)	—	—	507	—	—
Stock shares repurchased	—	—	—	—	—	(801)	—	(801)
Balance, March 31, 2023	4	6,715	320,997	471,471	(236)	(21,885)	(1,119)	775,947
Comprehensive income:
Net income (loss)	—	—	—	32,126	—	—	(162)	31,964
Other comprehensive income	—	—	—	—	67	—	—	67
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,664)	—	—	—	(2,664)
Share-based compensation	—	—	1,808	—	—	—	—	1,808
Stock shares awarded, forfeited, or vested	—	—	(538)	—	—	538	—	—
Stock shares repurchased	—	—	—	—	—	—	—	—
Balance, June 30, 2023	$4	$6,715	$322,267	$500,933	$(169)	$(21,347)	$(1,281)	$807,122

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

The Company reports three operating segments: Distilling Solutions, Branded Spirits, and Ingredient Solutions. Certain amounts in the Company’s 2023 condensed consolidated financial statements have been reclassified to conform to the 2024 presentation.

Basis of Presentation and Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter and year to date ended June 30, 2024, should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”).  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventories are stated at the lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials. Inventory consists of the following:

	June 30, 2024	December 31, 2023
Finished goods	$48,144	$55,463
Barreled distillate (bourbons and other whiskeys)	270,774	250,183
Raw materials	28,395	28,825
Work in process	989	1,691
Maintenance materials	8,501	8,355
Other	1,764	2,336
Total	$358,567	$346,853

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

Goodwill and Other Intangible Assets. The Company records goodwill and other indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and other indefinite-lived intangible assets to its respective reporting units. The Company evaluates goodwill for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. To the extent that the carrying value exceeds fair value, an impairment of goodwill is recognized. Judgment is required in the determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. The Company separately evaluates indefinite-lived intangible assets for impairment. As of June 30, 2024, the Company determined that goodwill and indefinite-lived intangible assets were not impaired.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. Excluding the impact of the conversion feature of the Convertible Senior Notes, the fair value of the Company’s debt was $218,350 and $194,440 at June 30, 2024 and December 31, 2023, respectively. The financial statement carrying value of total debt (net of unamortized loan fees) was $309,396 and $287,249 at June 30, 2024 and December 31, 2023, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

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

Equity Method Investments. The Company holds 50 percent interests in DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S.de R.L. de C.V. (“Agricola” and together with DGL, “LMX”), which are accounted for as equity method investments and are considered affiliates of the Company. The investment in LMX, which is recorded in investment in joint ventures on the Condensed Consolidated Balance Sheets, was $5,811 and $5,197 at June 30, 2024 and December 31, 2023, respectively. During the quarter and year to date ended June 30, 2024, the Company recorded a gain of $910 and $614, respectively, from its equity method investments, which is recorded in other income (expense), net on the Condensed Consolidated Statements of Income. During the quarter and year to date ended June 30, 2023, the Company recorded a loss of $319 and $579, respectively, which is recorded in other income (expense), net on the Condensed Consolidated Statements of Income.

During the quarters ended June 30, 2024 and 2023, the Company purchased $6,906 and $11,538, respectively, of finished goods from LMX and bulk beverage alcohol from the other 50 percent owner of DGL. During the year to date ended June 30, 2024 and 2023, the Company purchased $14,998 and $19,955, respectively, of finished goods from LMX and bulk beverage alcohol from the other 50 percent owner of DGL.

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

Recently Adopted Accounting Standard Updates. The Company did not adopt any new Accounting Standard Updates (“ASUs”) during the quarter ended June 30, 2024.

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

Disaggregation of Sales. The following table presents the Company’s sales disaggregated by segment and major products and services:

	Quarter Ended June 30,		Year to Date Ended June 30,
	2024	2023	2024	2023
Distilling Solutions
Brown goods	$75,443	$73,124	$141,774	$141,448
Warehouse services	8,392	6,747	16,348	13,605
White goods and other co-products	9,553	36,994	20,118	75,035
Total Distilling Solutions	93,388	116,865	178,240	230,088

Branded Spirits
Premium plus	30,707	23,763	51,613	42,509
Mid	17,061	17,090	31,822	37,925
Value	11,655	11,578	21,664	24,999
Other	4,618	5,185	9,088	9,066
Total Branded Spirits	64,041	57,616	114,187	114,499

Ingredient Solutions
Specialty wheat starches	19,203	17,095	41,474	31,781
Specialty wheat proteins	11,200	12,588	21,195	24,478
Commodity wheat starches	2,973	4,837	6,235	8,644
Commodity wheat proteins	—	—	37	521
Total Ingredient Solutions	33,376	34,520	68,941	65,424

Total sales	$190,805	$209,001	$361,368	$410,011

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

During the quarter and year to date ended June 30, 2024, the Company incurred $15 and $86, respectively, of costs related to the Acquisition, which are included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Income.

Contingent Consideration. The estimated fair value of the contingent consideration obligation at the Acquisition date was $62,100, which was determined using a Monte Carlo simulation approach. This approach requires significant assumptions, including projected net sales, discount rates, and volatility rates. The inputs used in the calculation of the contingent consideration liability are considered Level 3 under the fair value hierarchy due to the lack of relevant market activity. The contingent consideration liability is measured on a quarterly basis and recorded at fair value. The changes in fair value of the obligation resulted from changes in the key assumptions between measurement dates, such as projected net sales, discount rates, and volatility rates. During the quarter and year to date ended June 30, 2024, there were $5,400 and $9,500, respectively, in adjustments to the fair value measurement of the contingent consideration obligation, which were included in the change of fair value of contingent consideration on the Condensed Consolidated Statements of Income. The amount payable is based upon achievement of certain net sales targets between the Acquisition date and December 31, 2025. The possible payments range from zero to a maximum payout of $110,800.

Note 4. Goodwill and Intangible Assets

Definite-Lived Intangible Assets. The Company acquired definite-lived intangible assets in connection with various acquisitions of businesses. The distributor relationships have a carrying value of $57,089, net of accumulated amortization of $8,011. The distributor relationships have a useful life of 20 years. The amortization expense for the quarter and year to date ended June 30, 2024 was $814 and $1,627, respectively. The amortization expense for the quarter and year to date ended June 30, 2023 was $610 and $1,128, respectively.

As of June 30, 2024, the expected future amortization expense related to definite-lived intangible assets is as follows:

Remainder of 2024	$1,628
2025	3,255
2026	3,255
2027	3,255
2028	3,255
Thereafter	42,441
Total	$57,089

Goodwill and Indefinite-Lived Intangible Assets. The Company records goodwill and indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and indefinite-lived intangible assets to its respective reporting units. The carrying amount of goodwill, which relates to the Branded Spirits segment, was $321,544 at both June 30, 2024 and December 31, 2023. The carrying amount of trade name indefinite-lived intangible assets, which relates to the Branded Spirits segment, was $212,990 at both June 30, 2024 and December 31, 2023.

Note 5.  Corporate Borrowings

The following table presents the Company’s outstanding indebtedness:

Description(a)	June 30, 2024	December 31, 2023
Credit Agreement - Revolver, 6.44% (variable rate) due 2026	$88,000	$63,000
Convertible Senior Notes, 1.88% (fixed rate) due 2041	201,250	201,250
Note Purchase Agreement
Series A Senior Secured Notes, 3.53% (fixed rate) due 2027	10,400	12,000
Senior Secured Notes, 3.80% (fixed rate) due 2029	16,000	17,600
Total indebtedness outstanding	315,650	293,850
Less unamortized loan fees(b)	(6,254)	(6,601)
Total indebtedness outstanding, net	309,396	287,249
Less current maturities of long-term debt	(6,400)	(6,400)
Long-term debt	$302,996	$280,849
(a) Interest rates are as of June 30, 2024.
(b) Loan fees are being amortized over the life of the debt agreements.

Credit Agreement. On February 14, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with multiple participants led by Wells Fargo Bank, National Association that matures on May 14, 2026. The Credit Agreement provided for a $300,000 revolving credit facility. On May 14, 2021, the Company amended the Credit Agreement to extend the terms and to increase the principal amount available to $400,000 and to permit the Company, subject to obtaining lender approval, to increase the amount of the revolving credit facility by up to an additional $100,000 provided certain conditions are satisfied and at the discretion of the lender. On August 31, 2022, the Credit Agreement was amended to change the interest rate benchmark from LIBOR to SOFR. The Credit Agreement includes certain requirements and covenants with which the Company was in compliance at June 30, 2024. Part of the cash portion of the consideration paid to acquire Penelope and transaction-related expenses were financed with $105,000 borrowings under the Credit Agreement during 2023. As of June 30, 2024, the Company had $88,000 outstanding borrowings under the Credit Agreement, leaving $312,000 available.

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

During 2017, the Company issued $20,000 of Series A Senior Secured Notes with a maturity date of August 23, 2027. During 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Note Purchase Agreement includes certain requirements and covenants with which the Company was in compliance at June 30, 2024. As of June 30, 2024, the Company had $10,400 of Series A Senior Secured Notes and $16,000 of additional Senior Secured Notes outstanding under the Note Purchase Agreement, leaving $223,600 available under the Note Purchase Agreement.

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
Income tax expense for the quarter and year to date ended June 30, 2024 was $10,108 and $16,370, respectively, for an effective tax rate of 24.0 percent and 23.7 percent, respectively. The effective tax rate for the quarter and year to date ended June 30, 2024 differed from the 21 percent U.S. federal statutory rate on pretax income primarily due to state income taxes and income taxes on foreign subsidiaries, partially offset by U.S. state and federal tax credits and the deduction applicable to export activity.

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

Note 7.  Equity and EPS

The following table presents computations of basic and diluted EPS:

	Quarter Ended June 30,		Year to Date Ended June 30,
	2024	2023	2024	2023
Operations:
Net income(a)	$32,017	$31,964	$52,601	$62,996
Net loss attributable to noncontrolling interest	68	162	119	201
Income attributable to participating securities (unvested shares and units)(b)	(347)	(324)	(572)	(633)
Net income used in EPS calculation	$31,738	$31,802	$52,148	$62,564

Share information:
Basic weighted average common shares(c)	22,119,227	22,062,142	22,130,752	22,051,244
Diluted weighted average common shares(d)	22,119,227	22,139,663	22,130,752	22,106,113

Basic EPS	$1.43	$1.44	$2.36	$2.84
Diluted EPS	$1.43	$1.44	$2.36	$2.83
(a)Net income attributable to all stockholders.
(b)Participating securities included 243,243 and 226,684 unvested restricted stock units (“RSUs”) at June 30, 2024 and 2023, respectively.
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

Share Repurchase. On February 29, 2024, the Company announced that its Board of Directors approved a $100,000 share repurchase program. Under the share repurchase program, the Company can repurchase stock from time to time for cash in open market purchases, privately negotiated transactions, or by other means, in accordance with applicable securities laws and other legal requirements. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice. During the quarter and year to date ended June 30, 2024, the Company repurchased 33,363 and 92,447 shares, respectively, of Common Stock for approximately $2,500 and $7,500, respectively. As of June 30, 2024, there was approximately $92,500 remaining under the share repurchase program.

Common Stock Share Activity. The following table presents the Company’s share activity:

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2023	437	22,016,113
Issuance of Common Stock	—	74,913
Repurchase of Common Stock (a)	—	(81,969)
Balance, March 31, 2024	437	22,009,057
Issuance of Common Stock	—	14,627
Repurchase of Common Stock(a)	—	(35,999)
Balance, June 30, 2024	437	21,987,685

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2022	437	21,994,042
Issuance of Common Stock	—	23,324
Repurchase of Common Stock (b)	—	(8,437)
Balance, March 31, 2023	437	22,008,929
Issuance of Common Stock	—	5,445
Balance, June 30, 2023	437	22,014,374
(a)59,084 and 33,363 shares that were repurchased during the quarter ended March 31, 2024 and June 30, 2024, respectively, pursuant to the Company’s share repurchase program. The remaining shares repurchased were related to the tax withholding on equity-based compensation.
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

Note 9.  Employee and Non-Employee Benefit Plans

Share-Based Compensation Plans.  The Company had two equity-based compensation plans, the 2014 Equity Incentive Plan and the 2014 Non-Employee Director Equity Incentive Plan, both of which expired in April 2024. At the Company’s annual meeting in May 2024, the stockholders of the Company approved a new equity-based compensation plan, the 2024 Equity Incentive Plan (the “2024 Plan”), which initially authorized 1,319,320 shares for issuance, subject to the adjustment and add-back provision of the 2024 Plan. Similar to the prior plans, the 2024 Plan provides for the awarding of stock options, stock appreciation rights, shares of restricted stock, RSUs, and other stock-based awards for executive officers and other employees, as well as non-employee directors and certain consultants and advisors. As of June 30, 2024, 1,330,041 shares remain available for issuance under the 2024 Plan.

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan (the “EDC Plan”) effective June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company’s obligations under the EDC Plan change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the EDC Plan. Realized and unrealized gains (losses) on deferred compensation plan investments were included as a component of other income (expense), net on the Company’s Condensed Consolidated Statements of Income. For the quarter and year to date ended June 30, 2024, the Company had a gain on deferred compensation plan investments of $34 and $286, respectively, and for the quarter and year to date ended June 30, 2023, the Company had a gain on deferred compensation plan investments of $211 and $390, respectively.

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

At June 30, 2024 and December 31, 2023, the EDC Plan investments were $3,458 and $2,916, respectively, which were recorded in other assets on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan current liabilities were $1,796 and $74 at June 30, 2024 and December 31, 2023, respectively, which were included in accrued expenses and other on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan non-current liabilities were $1,803 and $3,314 at June 30, 2024 and December 31, 2023, respectively, and were included in other noncurrent liabilities on the Company’s Condensed Consolidated Balance Sheets.

Note 10.  Operating Segments

At June 30, 2024, the Company had three segments: Distilling Solutions, Branded Spirits, and Ingredient Solutions. The Company’s reportable segments are based on the financial information the chief operating decision maker, the Company’s Chief Executive Officer, uses to allocate resources and evaluate performance of the business. The Distilling Solutions segment consists of food grade alcohol (primarily brown goods) and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry). The Distilling Solutions segment also includes warehouse services, such as barrel put away, barrel storage, and barrel retrieval services. The Branded Spirits segment consists of a portfolio of high quality branded spirits which are produced through the distilleries and bottling facilities. The Ingredient Solutions segment consists of specialty starches and proteins as well as commodity starches and proteins. Intersegment sales and transfers are recorded at cost and are treated as a transfer of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

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

The following table presents summarized financial information for each segment:

	Quarter Ended June 30,		Year to Date Ended June 30,
	2024	2023	2024	2023
Sales to Customers
Distilling Solutions	$93,388	$116,865	$178,240	$230,088
Branded Spirits	64,041	57,616	114,187	114,499
Ingredient Solutions	33,376	34,520	68,941	65,424
Total	$190,805	$209,001	$361,368	$410,011

Gross Profit
Distilling Solutions	$42,473	$38,678	$76,556	$71,706
Branded Spirits	33,633	26,003	56,165	50,596
Ingredient Solutions	7,126	11,614	13,306	23,817
Total	$83,232	$76,295	$146,027	$146,119

Depreciation and Amortization
Distilling Solutions	$1,968	$2,870	$3,925	$5,721
Branded Spirits	1,852	1,658	3,675	3,149
Ingredient Solutions	1,170	622	2,339	1,280
Corporate	339	169	679	340
Total	$5,329	$5,319	$10,618	$10,490

Income (loss) before Income Taxes
Distilling Solutions	$41,528	$37,956	$74,597	$70,257
Branded Spirits	7,235	9,221	8,143	18,378
Ingredient Solutions	5,784	10,001	10,504	20,847
Corporate	(12,422)	(14,410)	(24,273)	(26,027)
Total	$42,125	$42,768	$68,971	$83,455

The following table allocates assets to each segment as of:

	June 30, 2024	December 31, 2023
Identifiable Assets
Distilling Solutions	$374,615	$369,241
Branded Spirits	908,532	910,633
Ingredient Solutions	117,167	88,846
Corporate	33,783	23,628
Total	$1,434,097	$1,392,348

Note 11.  Subsequent Events

Dividend. On August 1, 2024, the Company announced a quarterly dividend payable to stockholders of record of the Company’s common stock, resulting in dividend equivalents payable to RSU holders, of $0.12 per share and per RSU. The dividend and dividend equivalents are payable on August 30, 2024 to stockholders of record and RSU holders on August 16, 2024.

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

RESULTS OF OPERATIONS

Consolidated Results

The table below details the consolidated results for the quarters ended June 30, 2024 and 2023:

	Quarter Ended June 30,
	2024	2023	2024 v. 2023
Sales	$190,805	$209,001	(9)%
Cost of sales	107,573	132,706	(19)
Gross profit	83,232	76,295	9
Gross margin %	43.6%	36.5%	7.1	pp(a)
Advertising and promotion expenses	11,665	8,639	35
Selling, general, and administrative (“SG&A”) expenses	22,759	23,513	(3)
Impairment of long-lived assets and other	21	—	N/A
Change in fair value of contingent consideration	5,400	—	N/A
Operating income	43,387	44,143	(2)
Operating margin %	22.7%	21.1%	1.6	pp
Interest expense, net	(2,205)	(1,282)	(72)
Other income (expense), net	943	(93)	1,114
Income before income taxes	42,125	42,768	(2)
Income tax expense	10,108	10,804	(6)
Effective tax expense rate %	24.0%	25.3%	(1.3)	pp
Net income	$32,017	$31,964	—%
Net income margin %	16.8%	15.3%	1.5	pp
(a) Percentage points (“pp”).

Sales - Sales for the quarter ended June 30, 2024 were $190,805, a decrease of 9 percent compared to the year-ago quarter, which was the result of decreased sales in the Distilling Solutions and Ingredient Solution segments, partially offset by increased sales in the Branded Spirits segment. Within the Distilling Solutions segment, sales were down 20 percent due to decreased sales of white goods and other co-products in connection with the December 2023 closure of our distillery located in Atchison, Kansas (the “Atchison Distillery”). Within the Ingredient Solutions segment, sales were down 3 percent, primarily due to decreased sales of commodity wheat starches and specialty wheat proteins. Within the Branded Spirits segment, sales were up 11 percent, primarily due to increased sales of brands in the premium plus price tier (see “Segment Results”).

Gross profit - Gross profit for the quarter ended June 30, 2024 was $83,232, an increase of 9 percent compared to the year-ago quarter. The increase was driven by an increase in gross profit in the Branded Spirits and Distilling Solutions segments, partially offset by a decrease in gross profit in the Ingredient Solutions segment. Within the Branded Spirits segment, gross profit increased $7,630, or 29 percent. Within the Distilling Solutions segment, gross profit increased by $3,795, or 10 percent Within the Ingredient Solutions segment, gross profit decreased by $4,488, or 39 percent (see “Segment Results”).

Advertising and promotion expenses - Advertising and promotion expenses for the quarter ended June 30, 2024 were $11,665, an increase of 35 percent compared to the year-ago quarter, primarily driven by increased advertising and promotion investment in the Branded Spirits segment, specifically in the premium plus price tier.

SG&A expenses - SG&A expenses for the quarter ended June 30, 2024 were $22,759, a slight decrease of 3 percent compared to the year-ago quarter.

Operating income - Operating income for the quarter ended June 30, 2024 decreased to $43,387 from $44,143 for the quarter ended June 30, 2023, primarily due to the change in fair value of the contingent consideration of $5,400 related to the acquisition of Penelope, the decrease in gross profit in the Ingredient Solutions segment, and the increase in advertising and promotion expense. These decreases were partially offset by an increase in gross profit in the Branded Spirits and Distilling Solutions segments, and lower SG&A expenses.

Operating income, quarter versus quarter	Operating Income	Change
Operating income for the quarter ended June 30, 2023	$44,143
Decrease in gross profit - Ingredient Solutions segment(a)	(4,488)	(10)%
Increase in gross profit - Branded Spirits segment(a)	7,630	17	pp(b)
Increase in gross profit - Distilling Solutions segment(a)	3,795	9	pp
Increase in advertising and promotion expenses	(3,026)	(7)	pp
Decrease in SG&A expenses	754	2	pp
Impairment of long-lived assets and other	(21)	(1)	pp
Change in fair value of contingent consideration	(5,400)	(12)	pp
Operating income for the quarter ended June 30, 2024	$43,387	(2)%
(a) See “Segment Results.”
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for the quarter ended June 30, 2024 was $10,108, for an effective tax rate of 24.0 percent. Income tax expense for the quarter ended June 30, 2023 was $10,804, for an effective tax rate of 25.3 percent. The decrease in income tax expense, quarter versus quarter, was due to lower income before income taxes. The decrease in effective tax rate, quarter versus quarter, was primarily due to larger tax credits than in the prior year quarter.

Earnings per common share (“EPS”) - Basic and Diluted EPS was $1.43 for the quarter ended June 30, 2024, compared to $1.44 for the quarter ended June 30, 2023. The change in basic and diluted EPS, quarter versus quarter, was primarily due to a decrease in operating income, increase in interest expense, net, partially offset by an increase in other income (expense), net.

Change in EPS, quarter versus quarter	EPS	Change
Basic and Diluted EPS for the quarter ended June 30, 2023	$1.44
Change in operating income(a)	(0.03)	(2)%
Change in interest expense, net(a)	(0.03)	(2)	pp(b)
Change in other income (expense), net(a)	0.04	3	pp
Change in effective tax rate	0.02	1	pp
Change in weighted average shares outstanding	(0.01)	(1)	pp
Basic and Diluted EPS for the quarter ended June 30, 2024	$1.43	(1)%
(a) Net of tax based on the effective tax rate for the base year (2023).
(b) Percentage points (“pp”).

The table below details the consolidated results for the year to date ended June 30, 2024 and 2023:

	Year to Date Ended June 30,
	2024	2023	2024 v. 2023
Sales	$361,368	$410,011	(12)%
Cost of sales	215,341	263,892	(18)
Gross profit	146,027	146,119	—
Gross margin %	40.4%	35.6%	4.8	pp(a)
Advertising and promotion expenses	20,348	16,372	24
SG&A expenses	43,738	44,045	(1)
Impairment of long-lived assets and other	137	—	N/A
Change in fair value of contingent consideration	9,500	—	N/A
Operating income	72,304	85,702	(16)
Operating margin %	20.0%	20.9%	(0.9)	pp
Interest expense, net	(4,224)	(2,277)	(86)
Other income, net	891	30	2,870
Income before income taxes	68,971	83,455	(17)
Income tax expense	16,370	20,459	(20)
Effective tax expense rate %	23.7%	24.5%	(0.8)	pp
Net income	$52,601	$62,996	(17)%
Net income margin %	14.6%	15.4%	(0.8)	pp
(a) Percentage points (“pp”).

Sales - Sales for the year to date ended June 30, 2024 were $361,368, a decrease of 12 percent compared to the year-ago period, which was the result of decreased sales in the Distilling Solutions segment, partially offset by increased sales in the Ingredient Solutions segment. Sales of Branded Spirits were consistent with sales from the year ago period. Within the Distilling Solutions segment, sales were down 23 percent due to decreased sales of white goods and other co-products in connection with the December 2023 closure of the Atchison Distillery. Within the Ingredient Solutions segment, sales were up 5 percent, primarily due to increased sales of specialty wheat starches (see “Segment Results”).

Gross profit - Gross profit for the year to date ended June 30, 2024 was $146,027, which was consistent with the year-ago period. In the Branded Spirits segment, gross profit increased by $5,569, or 11 percent. In the Distilling Solutions segment, gross profit increased by $4,850, or 7 percent. In the Ingredient Solutions segment, gross profit decreased by $10,511, or 44 percent (see “Segment Results”).

Advertising and promotion expenses - Advertising and promotion expenses for the year to date ended June 30, 2024 were $20,348, an increase of 24 percent compared to the year-ago period, primarily driven by increased advertising and promotion investment in the Branded Spirits segment, specifically in the premium plus price tier.

SG&A expenses - SG&A expenses for the year to date ended June 30, 2024 were $43,738, a slight decrease of 1 percent compared to the year-ago period.

Operating income - Operating income for the year to date ended June 30, 2024 decreased to $72,304 from $85,702 for the year to date period ended June 30, 2023, primarily due to the decrease in gross profit in the Ingredient Solutions segment, the change in fair value of the contingent consideration of $9,500 related to the Penelope acquisition, and the increase in advertising and promotion expense. These decreases were partially offset by increased gross profit in the Branded Spirits and Distilling Solutions segments.

Operating income, year to date versus year to date	Operating Income	Change
Operating income for the year to date ended June 30, 2023	$85,702
Decrease in gross profit - Ingredient Solutions segment(a)	(10,511)	(12)%
Increase in gross profit - Branded Spirits segment(a)	5,569	7	pp(b)
Increase in gross profit - Distilling Solutions segment(a)	4,850	6	pp
Increase in advertising and promotion expenses	(3,976)	(5)	pp
Decrease in SG&A expenses	307	—	pp
Impairment of long-lived assets and other	(137)	—	pp
Change in fair value of contingent consideration	(9,500)	(11)	pp
Operating income for the year to date ended June 30, 2024	$72,304	(16)%
(a) See “Segment Results.”
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for the year to date ended June 30, 2024 was $16,370, for an effective tax rate of 23.7 percent. Income tax expense for the year to date ended June 30, 2023, was $20,459, for an effective tax rate of 24.5 percent. The decrease in income tax expense, year to date versus year to date, was due to lower income before income taxes. The decrease in effective tax rate, year versus year, was primarily due to larger tax credits than in the prior year period.
Earnings per common share - Basic EPS was $2.36 for the year to date ended June 30, 2024, compared to $2.84 for the year to date ended June 30, 2023. The change in basic EPS, year to date versus year to date, was primarily due to a decrease in operating income. Diluted EPS was $2.36 for the year to date ended June 30, 2024, compared to $2.83 for the year to date ended June 30, 2023. The change in diluted EPS, year to date versus year to date, was primarily due to the same change as basic EPS as well as the impact of dilutive shares outstanding related to the conversion feature of the Convertible Senior Notes.

Change in EPS, year to date versus year to date	EPS	Change
Basic EPS for the year to date ended June 30, 2023	$2.84
Change in operating income(a)	(0.46)	(16)%
Change in interest expense, net(a)	(0.07)	(2)	pp(b)
Change in other income (expense), net(a)	0.03	1	pp
Change in effective tax rate	0.03	1	pp
Change in weighted average shares outstanding	(0.01)	—	pp
Basic and Diluted EPS for the year to date ended June 30, 2024	$2.36	(17)%
(a) Net of tax based on the effective tax rate for the base year (2023).
(b) Percentage points (“pp”)

SEGMENT RESULTS

Distilling Solutions

The following tables show selected financial information for the Distilling Solutions segment for the quarters ended June 30, 2024 and 2023.

	DISTILLING SOLUTIONS SALES
	Quarter Ended June 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2024	2023	$ Change	% Change
Brown goods	$75,443	$73,124	$2,319	3%
Warehouse services	8,392	6,747	1,645	24
White goods and other co-products	9,553	36,994	(27,441)	(74)
Total Distilling Solutions	$93,388	$116,865	$(23,477)	(20)%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Brown goods	3%	21%	(18)%

	Other Financial Information
	Quarter Ended June 30,		Quarter versus Quarter Increase / (Decrease)
	2024	2023	$ Change	% Change
Gross profit	$42,473	$38,678	$3,795	10%
Gross margin %	45.5%	33.1%		12.4	pp(d)
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
(d) Percentage points (“pp”).

Total sales of the Distilling Solutions segment for the quarter ended June 30, 2024 decreased by $23,477, or 20 percent, compared to the prior year quarter. The decrease in sales of the Distilling Solutions segment is primarily related to the decrease in sales volume of white goods and other co-products, which was primarily due to the closure of the Atchison Distillery during December 2023. Sales of brown goods increased primarily due to an increase in sales volume, partially offset by a decrease in net price/mix (as defined in the table above).

Gross profit increased quarter versus quarter by $3,795, or 10 percent. Gross margin for the quarter ended June 30, 2024 increased to 45.5 percent from 33.1 percent for the prior year quarter. The increase in gross profit was primarily due to the positive impact the closure of the Atchison Distillery had on white goods and other co-products’ gross profit. The increase was also due to an increase in warehouse service sales and brown goods sales.

The following tables show selected financial information for the Distilling Solutions segment for the year to date ended June 30, 2024 and 2023.

	DISTILLING SOLUTIONS SALES
	Year to Date Ended June 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2024	2023	$ Change	% Change
Brown goods	$141,774	$141,448	$326	—%
Warehouse services	16,348	13,605	2,743	20
White goods and other co-products	20,118	75,035	(54,917)	(73)
Total Distilling Solutions	$178,240	$230,088	$(51,848)	(23)%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Brown goods	—%	15%	(15)%

	Other Financial Information
	Year to Date Ended June 30,		Year to Date versus Year to Date Increase / (Decrease)
	2024	2023	$ Change	% Change
Gross profit	$76,556	$71,706	$4,850	7%
Gross margin %	43.0%	31.2%		11.8	pp(d)

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
(d) Percentage points (“pp”).

Total sales of the Distilling Solutions segment for the year to date ended June 30, 2024 decreased by $51,848, or 23 percent compared to the year-ago period. The decrease in sales of the Distilling Solutions segment is primarily related to the decrease in sales volume of white goods and other co-products, which was primarily due to the closure of the Atchison Distillery during December 2023. This decrease was partially offset by increased sales of warehouse services. Brown goods sales were consistent with prior year, with increased sales volume largely offset by a decrease in net price/mix (as defined in table above).

Gross profit for the year to date ended June 30, 2024 increased by $4,850, or 7 percent compared to the year-ago period. Gross margin for the year to date ended June 30, 2024 increased to 43.0 percent from 31.2 percent for the prior year period. The increase in gross profit was primarily due to the positive impact the closure of the Atchison Distillery had on white goods and other co-products’ gross profit. Additionally, the increase was also due to an increase in warehouse service sales and brown goods sales.

Branded Spirits

The following tables show selected financial information for the Branded Spirits segment for the quarters ended June 30, 2024 and 2023.

	BRANDED SPIRITS SALES
	Quarter Ended June 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2024	2023	$ Change	% Change
Premium plus	$30,707	$23,763	$6,944	29%
Mid	17,061	17,090	(29)	—
Value	11,655	11,578	77	1
Other	4,618	5,185	(567)	(11)
Total Branded Spirits	$64,041	$57,616	$6,425	11%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	11%	6%	5%

	Other Financial Information
	Quarter Ended June 30,		Quarter versus Quarter Increase / (Decrease)
	2024	2023	$ Change	% Change
Gross profit	$33,633	$26,003	$7,630	29%
Gross margin %	52.5%	45.1%		7.4	pp(d)
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
(d) Percentage points (“pp”).

Total sales of the Branded Spirits segment for the quarter ended June 30, 2024 increased by $6,425, or 11 percent compared to the prior year quarter. The increase was driven by sales of brands within the premium plus price tier partially offset by a decrease in sales of the other price tier. Mid and value sales were consistent with the prior year quarter. The increase in sales of brands within the premium plus price tier was primarily due to the acquisition of Penelope as well as increased sales volume of certain tequila brands.

Gross profit increased quarter versus quarter by $7,630, or 29 percent. Gross margin for the quarter ended June 30, 2024 increased to 52.5 percent from 45.1 percent for the prior year quarter. The increase in gross profit was primarily driven by increased gross profit due to the acquisition of Penelope as well as increased sales of certain tequila brands.

The following tables show selected financial information for the Branded Spirits segment for the year to date ended June 30, 2024 and 2023.

	BRANDED SPIRITS SALES
	Year to Date Ended June 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2024	2023	$ Change	% Change
Premium plus	$51,613	$42,509	$9,104	21%
Mid	31,822	37,925	(6,103)	(16)
Value	21,664	24,999	(3,335)	(13)
Other	9,088	9,066	22	—
Total Branded Spirits	$114,187	$114,499	$(312)	—%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	—%	(9)%	9%

	Other Financial Information
	Year to Date Ended June 30,		Year to Date versus Year to Date Increase / (Decrease)
	2024	2023	$ Change	% Change
Gross profit	$56,165	$50,596	$5,569	11%
Gross margin %	49.2%	44.2%		5.0	pp(d)
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
(d) Percentage points (“pp”).

Total sales of Branded Spirits for the year to date ended June 30, 2024 remained consistent with the year-ago period. The increase in sales of brands within the premium plus price tier was primarily due to the acquisition of Penelope, partially offset by a planned decrease in allocated single barrel premium plus offerings. This increase was offset by decreased sales volume of brands within the mid and value price tiers which was primarily a result of the distributor realignment in 2023 which resulted in increased sales volume in these price tiers during the prior year period.

Gross profit for the year to date ended June 30, 2024 increased by $5,569, or 11 percent compared to the year-ago period. Gross margin for the year to date ended June 30, 2024 increased to 49.2 percent from 44.2 percent. The increase in gross profit was primarily driven by the acquisition of Penelope. The increase was partially offset by a decrease in sales volume in the mid and value price tiers as well as an increase in costs incurred in connection with the completion of the Lux Row distillery expansion.

Ingredient Solutions

The following tables show selected financial information for the Ingredient Solutions segment for the quarters ended June 30, 2024 and 2023.

	INGREDIENT SOLUTIONS SALES
	Quarter Ended June 30,		Quarter versus Quarter Sales Change Increase / (Decrease)
	2024	2023	$ Change	% Change
Specialty wheat starches	$19,203	$17,095	$2,108	12%
Specialty wheat proteins	11,200	12,588	(1,388)	(11)
Commodity wheat starches	2,973	4,837	(1,864)	(39)
Commodity wheat proteins	—	—	—	N/A
Total Ingredient Solutions	$33,376	$34,520	$(1,144)	(3)%

	Change in Quarter versus Quarter Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	(3)%	2%	(5)%

	Other Financial Information
	Quarter Ended June 30,		Quarter versus Quarter Increase / (Decrease)
	2024	2023	$ Change	% Change
Gross profit	$7,126	$11,614	$(4,488)	(39)%
Gross margin %	21.4%	33.6%		(12.2)	pp(d)

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
(d) Percentage points (“pp”).

Total sales of the Ingredient Solutions segment for the quarter ended June 30, 2024 decreased by $1,144, or 3 percent, compared to the prior year quarter. The decrease was primarily driven by decreased sales volume and net price/mix of commodity wheat starches and specialty wheat proteins. These decreases were partially offset by higher sales volume of specialty wheat starches.
Gross profit decreased quarter versus quarter by $4,488, or 39 percent. Gross margin for the quarter ended June 30, 2024 decreased to 21.4 percent from 33.6 percent for the prior year quarter. The decrease in gross profit was primarily driven by higher input costs across all product categories. The increase in input costs is driven primarily by the removal of the intercompany credit for the waste starch slurry by-product since the closure of the Atchison Distillery, as well as other costs incurred to ready the waste starch for commercial sale. Additionally, we incurred incremental costs for the new extrusion manufacturing facility during the quarter.

The following tables show selected financial information for the Ingredient Solutions segment for the year to date June 30, 2024 and 2023.

	INGREDIENT SOLUTIONS SALES
	Year to Date Ended June 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2024	2023	$ Change	% Change
Specialty wheat starches	$41,474	$31,781	$9,693	30%
Specialty wheat proteins	21,195	24,478	(3,283)	(13)
Commodity wheat starches	6,235	8,644	(2,409)	(28)
Commodity wheat proteins	37	521	(484)	(93)
Total Ingredient Solutions	$68,941	$65,424	$3,517	5%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	5%	11%	(6)%

	Other Financial Information
	Year to Date Ended June 30,		Year to Date versus Year to Date Increase / (Decrease)
	2024	2023	$ Change	% Change
Gross profit	$13,306	$23,817	$(10,511)	(44)%
Gross margin %	19.3%	36.4%		(17.1)	pp(d)

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
(d) Percentage points (“pp”).

Total sales of the Ingredient Solutions segment for the year to date ended June 30, 2024 increased by $3,517, or 5 percent, compared to the prior year period. The increase was primarily driven by higher sales volume of specialty wheat starches. This increase was partially offset by a decrease in sales volume and average selling price of specialty wheat proteins and commodity wheat starches.
Gross profit decreased by $10,511, or 44 percent for the year to date ended June 30, 2024 compared to the prior year period. Gross margin for the year to date ended June 30, 2024 decreased to 19.3 percent from 36.4 percent for the prior year period. The decrease in gross profit was primarily driven by higher input costs across all product categories. The increase in input costs is driven primarily by the removal of the intercompany credit for the waste starch slurry by-product since the closure of the Atchison Distillery, as well as other costs incurred to ready the waste starch for commercial sale. Additionally, we incurred incremental costs for the new extrusion manufacturing facility during the year to date period.

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

Cash Flow Summary

	Year to Date Ended June 30,		Changes, year versus year Increase / (Decrease)
	2024	2023
Net cash provided by operating activities	$29,582	$20,156	$9,426
Net cash used in investing activities	(33,657)	(135,589)	101,932
Net cash provided by financing activities	6,721	89,462	(82,741)
Effect of exchange rate changes on cash	(23)	41	(64)
Increase (decrease) in cash and cash equivalents	$2,623	$(25,930)	$28,553

Cash increased $2,623 for the year to date ended June 30, 2024, compared to a decrease of $25,930 for the year to date ended June 30, 2023, for a net increase in cash of $28,553, period versus period.

Operating Activities. Cash provided by operating activities for the year to date ended June 30, 2024 was $29,582. The cash provided by operating activities resulted primarily from net income of $52,601, adjustments for non-cash or non-operating charges of $21,745, including depreciation and amortization, the change in fair value of contingent consideration, and share-based compensation, partially offset by cash used in operating assets and liabilities of $44,764. The primary drivers of the changes in operating assets and liabilities were $14,766 use of cash related to increased accounts receivables net, due to the timing of sales and customer payments during the year to date period, $11,754 use of cash related to an increase in inventories, primarily due to an increase in barreled distillate, $10,738 use of cash related to accrued expenses and other, which related to the incentive compensation payout during the year to date period, and $6,345 use of cash related to a decrease in accounts payable due to timing of payments.

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

Investing Activities. Cash used in investing activities for the year to date ended June 30, 2024 was $33,657, which primarily resulted from additions to property, plant, and equipment of $33,397 (see “Capital Spending”). Cash used in investing activities for the year to date ended June 30, 2023 was $135,589, which primarily resulted from $104,398 related to the acquisition of Penelope, net of cash acquired, and additions to property, plant, and equipment of $30,055 (see “Capital Spending”).

Capital Spending. We manage capital spending to support our business growth plans. We have incurred $22,560 and $23,863 of capital expenditures and have paid $33,397 and $30,055 for capital expenditures for the year to date ended June 30, 2024 and 2023, respectively. The difference between the amount of capital expenditures incurred and amount paid is due to the change in capital expenditures in accounts payable. We expect approximately $85,800 in capital expenditures in 2024, which includes capital expenditures for facility improvement and expansion, facility sustaining projects, and environmental health and safety projects.

Financing Activities. Cash provided by financing activities for the year to date ended June 30, 2024 was $6,721, due to net proceeds on debt of $21,800 (see “Long-Term and Short-Term Debt”), partially offset by repurchases of Common Stock of $9,735 (see “Treasury Purchases” and “Share Repurchase”), and payments of dividends and dividend equivalents of $5,344 (see “Dividends and Dividend Equivalents”).

Cash provided by financing activities for the year to date ended June 30, 2023 was $89,462, due to net proceeds on debt of $95,600 (see “Long-Term and Short-Term Debt”), partially offset by payments of dividends and dividend equivalents of $5,337 (see “Dividends and Dividend Equivalents”), and repurchase of Common Stock of $801 (see “Treasury Purchases”).

Treasury Purchases. 81,942 RSUs vested and converted to shares of Common Stock for employees during the year to date ended June 30, 2024, of which we withheld and purchased for treasury 25,521 shares valued at $2,185 to cover payment of associated withholding taxes.

22,592 RSUs vested and converted to shares of Common Stock for employees during the year to date ended June 30, 2023, of which we withheld and purchased for treasury 8,437 shares valued at $801 to cover payment of associated withholding taxes.

Share Repurchase. On February 29, 2024, we announced that our Board of Directors approved a $100,000 share repurchase program. Under the share repurchase program, we can repurchase Common Stock from time to time for cash in open market purchases, privately negotiated transactions, or by other means, in accordance with applicable securities laws and other legal requirements. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice. During the year to date ended June 30, 2024, we repurchased 92,447 shares of Common Stock for approximately $7,500, resulting in approximately $92,500 remaining under the share repurchase program.

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared(c)	Paid(c)	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2024
February 22, 2024	March 15, 2024	March 29, 2024	$0.12	$0.12	$2,641	$31	$2,672
May 2, 2024	May 17, 2024	May 31, 2024	0.12	0.12	2,642	30	2,672
			$0.24	$0.24	$5,283	$61	$5,344

2023
February 23, 2023	March 10, 2023	March 24, 2023	$0.12	$0.12	$2,640	$29	$2,669
May 4, 2023	May 19, 2023	June 2, 2023	0.12	0.12	2,641	27	2,668
			$0.24	$0.24	$5,281	$56	$5,337
(a) Dividend equivalent payments on unvested participating securities.
(b) Includes estimated forfeitures.
(c) Per share amount.

On August 1, 2024, we announced a dividend payable to stockholders of record of our Common Stock, resulting in dividend equivalents payable to RSU holders, of $0.12 per share and per RSU. The dividend and dividend equivalent are payable on August 30, 2024 to stockholders of record and RSU holders on August 16, 2024.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development, merger and acquisition, and share repurchase activities), and the overall cost of capital. Total debt was $309,396 (net of unamortized loan fees of $6,254) at June 30, 2024, and $287,249 (net of unamortized loan fees of $6,601) at December 31, 2023.

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

Our principal sources of cash are product sales and borrowing on our various debt agreements. Under our debt agreements, we must meet certain financial covenants and restrictions, and at June 30, 2024, we met those covenants and restrictions.

At June 30, 2024, our current assets exceeded our current liabilities by $461,609, largely due to our inventories, at cost, of $358,567. At June 30, 2024, our cash balance was $21,011 and we have used our various debt agreements for liquidity purposes, with $312,000 available under our Credit Agreement for additional borrowings and $223,600 available under the Note Purchase Agreement (see Note 5, Corporate Borrowings). We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments, dividend payments, and potential mergers and acquisitions. Subject to market conditions, we could also fund future mergers and acquisitions through the issuance of additional shares of Common Stock. In addition, we have strong operating results such that we believe financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

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

Increases in market interest rates would cause interest expense under our variable interest rate debt to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings under variable interest rate debt during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at June 30, 2024, a 100 basis point increase over the current rates actually in effect at such date would increase our interest expense on an annual basis by $880. Based on weighted average outstanding fixed-rate borrowings at June 30, 2024, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $20,323, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $9,639.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 30, 2024, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2023, and Note 8 in this Report for information on certain proceedings to which we are subject.

ITEM 1A.    RISK FACTORS

Risk factors are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
April 1, 2024 through April 30, 2024	—		$—	—	$95,000
May 1, 2024 through May 31, 2024	33,363		74.93	33,363	92,500
June 1, 2024 through June 30, 2024	—	(1)	—	—	92,500
Total	33,363			33,363

(1)All shares were repurchased were under the share repurchase program announced on February 29, 2024.
(2)On February 29, 2024, we announced that our Board of Directors approved a $100,000 share repurchase program. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

During the quarter ended June 30, 2024, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408(a) of Regulation S-K).

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
10.1
Transition Agreement between Curtis C. Landherr and MGP Ingredients, Inc., dated April 23, 2024 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 26, 2024).

10.2	MGP Ingredients, Inc. 2024 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 filed on May 23, 2024).
*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
**32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
**32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter and year to date ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data Filed - formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101
* Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	August 1, 2024	By	/s/ David S. Bratcher
David S. Bratcher, Chief Executive Officer and President

Date:	August 1, 2024	By	/s/ Brandon M. Gall
Brandon M. Gall, Vice President, Finance and Chief Financial Officer