Form 10-Q
period 2024-09-30
MGP INGREDIENTS INC
filed 2024-10-31
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
21,953,283 shares of Common Stock, no par value, as of October 25, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Quarter Ended September 30,		Year to Date Ended September 30,
	2024	2023	2024	2023
Sales	$161,461	$211,624	$522,829	$621,635
Cost of sales	95,646	138,176	310,987	402,068
Gross profit	65,815	73,448	211,842	219,567
Advertising and promotion expenses	9,647	9,505	29,995	25,877
Selling, general, and administrative expenses	17,204	21,570	60,942	65,615
Impairment of long-lived assets and other	—	18,334	137	18,334
Change in fair value of contingent consideration	6,400	4,200	15,900	4,200
Operating income	32,564	19,839	104,868	105,541
Interest expense, net	(2,174)	(2,353)	(6,398)	(4,630)
Other income (expense), net	1,026	(25)	1,917	5
Income before income taxes	31,416	17,461	100,387	100,916
Income tax expense	7,554	4,373	23,924	24,832
Net income	23,862	13,088	76,463	76,084
Net loss attributable to noncontrolling interest	43	123	162	324
Net income attributable to MGP Ingredients, Inc.	23,905	13,211	76,625	76,408
Income attributable to participating securities	(257)	(129)	(828)	(760)
Net income used in earnings per common share calculation	$23,648	$13,082	$75,797	$75,648

Weighted average common shares
Basic	22,069,885	22,066,159	22,110,315	22,056,270
Diluted	22,069,885	22,381,516	22,110,315	22,207,031

Earnings per common share
Basic	$1.07	$0.59	$3.43	$3.43
Diluted	$1.07	$0.58	$3.43	$3.41

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarter Ended September 30,		Year to Date Ended September 30,
	2024	2023	2024	2023
Net income attributable to MGP Ingredients, Inc.	$23,905	$13,211	$76,625	$76,408
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency translation adjustment	573	(317)	497	(6)
Change in Company-sponsored post-employment benefit plan	(39)	8	(119)	(168)
Other comprehensive income (loss)	534	(309)	378	(174)

Comprehensive income attributable to MGP Ingredients, Inc.	24,439	12,902	77,003	76,234

Comprehensive loss attributable to noncontrolling interest	(43)	(123)	(162)	(324)
Comprehensive income	$24,396	$12,779	$76,841	$75,910

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

	September 30, 2024	December 31, 2023
Current Assets
Cash and cash equivalents	$20,772	$18,388
Receivables (less allowance for credit loss, $1,475 at both September 30, 2024, and December 31, 2023)	130,436	144,286
Inventory	372,153	346,853
Prepaid expenses	4,692	3,580
Refundable income taxes	3,955	1,190
Total current assets	532,008	514,297
Property, plant, and equipment	533,386	489,646
Less accumulated depreciation and amortization	(241,243)	(227,343)
Property, plant, and equipment, net	292,143	262,303
Operating lease right-of-use assets, net	14,910	13,975
Investment in joint ventures	6,643	5,197
Intangible assets, net	269,265	271,706
Goodwill	321,544	321,544
Other assets	4,106	3,326
Total assets	$1,440,619	$1,392,348
Current Liabilities
Current maturities of long-term debt	$6,400	$6,400
Accounts payable	53,717	73,594
Federal and state excise taxes payable	2,482	2,251
Accrued expenses and other	19,739	31,861
Total current liabilities	82,338	114,106
Long-term debt, less current maturities	87,784	85,305
Convertible senior notes	195,784	195,544
Long-term operating lease liabilities	11,688	11,292
Contingent consideration	85,100	69,200
Other noncurrent liabilities	3,053	4,763
Deferred income taxes	61,987	63,071
Total liabilities	527,734	543,281
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 23,125,166 shares at September 30, 2024 and December 31, 2023; and 21,952,581 and 22,016,113 shares outstanding at September 30, 2024 and December 31, 2023, respectively	6,715	6,715
Additional paid-in capital	330,396	325,453
Retained earnings	608,504	539,883
Accumulated other comprehensive loss	(19)	(397)
Treasury stock, at cost, 1,172,585 and 1,109,053 shares at September 30, 2024 and December 31, 2023, respectively	(31,128)	(21,166)
Total MGP Ingredients, Inc. stockholders’ equity	914,472	850,492
Noncontrolling interest	(1,587)	(1,425)
Total equity	912,885	849,067
Total liabilities and equity	$1,440,619	$1,392,348
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$76,463	$76,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,298	16,272
Impairment of long-lived assets and other	137	18,334
Share-based compensation	2,748	5,651
Equity method investment loss (gain)	(1,446)	191
Deferred income taxes, including change in valuation allowance	(1,084)	(2,112)
Change in fair value of contingent consideration	15,900	4,200
Other, net	292	376
Changes in operating assets and liabilities, net of effects of acquisition:
Receivables, net	13,979	(14,980)
Inventory	(24,979)	(42,015)
Prepaid expenses	(1,091)	(1,517)
Income taxes payable (refundable)	(2,765)	2,134
Accounts payable	(10,627)	(10,069)
Accrued expenses and other	(9,935)	(2,471)
Federal and state excise taxes payable	231	(1,908)
Other, net	(609)	435
Net cash provided by operating activities	73,512	48,605

Cash Flows from Investing Activities
Additions to property, plant, and equipment	(52,850)	(42,062)
Purchase of business, net of cash acquired	—	(103,712)
Other, net	(276)	(916)
Net cash used in investing activities	(53,126)	(146,690)

Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(8,013)	(8,006)
Repurchase of Common Stock	(12,235)	(801)
Proceeds from long-term debt	70,000	105,000
Principal payments on long-term debt	(67,800)	(18,000)
Net cash provided by (used in) financing activities	(18,048)	78,193

Effect of exchange rate changes on cash and cash equivalents	46	33
Increase (decrease) in cash and cash equivalents	2,384	(19,859)
Cash and cash equivalents, beginning of period	18,388	47,889
Cash and cash equivalents, end of period	$20,772	$28,030
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Year to Date Ended September 30, 2024
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2023	$4	$6,715	$325,453	$539,883	$(397)	$(21,166)	$(1,425)	$849,067
Comprehensive income:
Net income (loss)	—	—	—	20,635	—	—	(51)	20,584
Other comprehensive loss	—	—	—	—	(40)	—	—	(40)
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,670)	—	—	—	(2,670)
Share-based compensation	—	—	5,563	—	—	—	—	5,563
Stock shares awarded, forfeited or vested	—	—	(1,556)	—	—	1,556	—	—
Stock shares repurchased	—	—	—	—	—	(6,961)	—	(6,961)
Balance, March 31, 2024	4	6,715	329,460	557,848	(437)	(26,571)	(1,476)	865,543
Comprehensive income:
Net income (loss)	—	—	—	32,085	—	—	(68)	32,017
Other comprehensive loss	—	—	—	—	(116)	—	—	(116)
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,668)	—	—	—	(2,668)
Share-based compensation	—	—	911	—	—	—	—	911
Stock shares awarded, forfeited or vested	—	—	(658)	—	—	658	—	—
Stock shares repurchased	—	—	—	—	—	(2,774)	—	(2,774)
Balance, June 30, 2024	4	6,715	329,713	587,265	(553)	(28,687)	(1,544)	892,913
Comprehensive income:
Net income (loss)	—	—	—	23,905	—		(43)	23,862
Other comprehensive income	—	—	—	—	534		—	534
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,666)	—	—	—	(2,666)
Share-based compensation	—	—	742	—	—	—	—	742
Stock shares awarded, forfeited, or vested	—	—	(59)	—	—	59	—	—
Stock shares repurchased	—	—	—	—	—	(2,500)	—	(2,500)
Balance, September 30, 2024	$4	$6,715	$330,396	$608,504	$(19)	$(31,128)	$(1,587)	$912,885

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

Basis of Presentation and Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter and year to date ended September 30, 2024, should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”).  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventories are stated at the lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials. Inventory consists of the following:

	September 30, 2024	December 31, 2023
Finished goods	$50,712	$55,463
Barreled distillate (bourbons and other whiskeys)	282,877	250,183
Raw materials	27,867	28,825
Work in process	1,035	1,691
Maintenance materials	8,353	8,355
Other	1,309	2,336
Total	$372,153	$346,853

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

Goodwill and Other Intangible Assets. The Company records goodwill and other indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and other indefinite-lived intangible assets to its respective reporting units. The Company evaluates goodwill for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. To the extent that the carrying value exceeds fair value, an impairment of goodwill is recognized. Judgment is required in the determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. The Company separately evaluates indefinite-lived intangible assets for impairment. As of September 30, 2024, the Company determined that goodwill and indefinite-lived intangible assets were not impaired.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. Excluding the impact of the conversion feature of the Convertible Senior Notes, the fair value of the Company’s debt was $207,827 and $194,440 at September 30, 2024 and December 31, 2023, respectively. The financial statement carrying value of total debt (net of unamortized loan fees) was $289,968 and $287,249 at September 30, 2024 and December 31, 2023, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

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

Equity Method Investments. The Company holds 50 percent interests in DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S.de R.L. de C.V. (“Agricola” and together with DGL, “LMX”), which are accounted for as equity method investments and are considered affiliates of the Company. The investment in LMX, which is recorded in investment in joint ventures on the Condensed Consolidated Balance Sheets, was $6,643 and $5,197 at September 30, 2024 and December 31, 2023, respectively. During the quarter and year to date ended September 30, 2024, the Company recorded a gain of $832 and $1,446, respectively, from its equity method investments, which is recorded in other income (expense), net on the Condensed Consolidated Statements of Income. During the quarter and year to date ended September 30, 2023, the Company recorded a gain of $388 and a loss of $191, respectively, which is recorded in other income (expense), net on the Condensed Consolidated Statements of Income.

During the quarters ended September 30, 2024 and 2023, the Company purchased $7,606 and $10,223, respectively, of finished goods from LMX and bulk beverage alcohol from the other 50 percent owner of DGL. During the year to date ended September 30, 2024 and 2023, the Company purchased $22,604 and $30,178, respectively, of finished goods from LMX and bulk beverage alcohol from the other 50 percent owner of DGL.

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

Recently Adopted Accounting Standard Updates. The Company did not adopt any new Accounting Standard Updates (“ASUs”) during the quarter ended September 30, 2024.

Recently Issued Accounting Pronouncements. ASU 2023-07, Improvements to Reportable Segment Disclosures, which requires improved disclosures related to significant segment expenses. This ASU requires companies to disclose significant segment expenses provided to the chief operating decision maker (“CODM”), a description of other segment items and all existing annual disclosures must be provided on an interim basis. This ASU is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and must be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect to early adopt this guidance and is currently evaluating the impact to the Company’s financial statements.

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

Disaggregation of Sales. The following table presents the Company’s sales disaggregated by segment and major products and services:

	Quarter Ended September 30,		Year to Date Ended September 30,
	2024	2023	2024	2023
Distilling Solutions
Brown goods	$57,110	$73,409	$198,884	$214,857
Warehouse services	8,264	7,353	24,612	20,958
White goods and other co-products	6,545	31,091	26,663	106,126
Total Distilling Solutions	71,919	111,853	250,159	341,941

Branded Spirits
Premium plus	31,086	30,843	82,699	73,352
Mid	14,788	17,650	46,610	55,575
Value	10,034	11,049	31,698	36,048
Other	6,716	7,277	15,804	16,343
Total Branded Spirits	62,624	66,819	176,811	181,318

Ingredient Solutions
Specialty wheat starches	16,172	17,196	57,646	48,977
Specialty wheat proteins	7,752	11,440	28,947	35,918
Commodity wheat starches	2,611	4,226	8,846	12,870
Commodity wheat proteins	383	90	420	611
Total Ingredient Solutions	26,918	32,952	95,859	98,376

Total sales	$161,461	$211,624	$522,829	$621,635

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

During the quarter and year to date ended September 30, 2024, the Company incurred $15 and $101, respectively, of costs related to the Acquisition, which are included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Income.

Contingent Consideration. The estimated fair value of the contingent consideration obligation at the Acquisition date was $62,100, which was determined using a Monte Carlo simulation approach. This approach requires significant assumptions, including projected net sales, discount rates, and volatility rates. The inputs used in the calculation of the contingent consideration liability are considered Level 3 under the fair value hierarchy due to the lack of relevant market activity. The contingent consideration liability is measured on a quarterly basis and recorded at fair value. The changes in fair value of the obligation resulted from changes in the key assumptions between measurement dates, such as projected net sales, discount rates, and volatility rates. During the quarter and year to date ended September 30, 2024, there were $6,400 and $15,900, respectively, in adjustments to the fair value measurement of the contingent consideration obligation, which were included in the change of fair value of contingent consideration on the Condensed Consolidated Statements of Income. The amount payable is based upon achievement of certain net sales targets between the Acquisition date and December 31, 2025. The possible payments range from zero to a maximum payout of $110,800.

Note 4. Goodwill and Intangible Assets

Definite-Lived Intangible Assets. The Company acquired definite-lived intangible assets in connection with various acquisitions of businesses. The distributor relationships have a carrying value of $56,275, net of accumulated amortization of $8,825. The distributor relationships have a useful life of 20 years. The amortization expense for the quarter and year to date ended September 30, 2024 was $814 and $2,441, respectively. The amortization expense for the quarter and year to date ended September 30, 2023 was $820 and $1,948, respectively.

As of September 30, 2024, the expected future amortization expense related to definite-lived intangible assets is as follows:

Remainder of 2024	$814
2025	3,255
2026	3,255
2027	3,255
2028	3,255
Thereafter	42,441
Total	$56,275

Goodwill and Indefinite-Lived Intangible Assets. The Company records goodwill and indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and indefinite-lived intangible assets to its respective reporting units. The carrying amount of goodwill, which relates to the Branded Spirits segment, was $321,544 at both September 30, 2024 and December 31, 2023. The carrying amount of trade name indefinite-lived intangible assets, which relates to the Branded Spirits segment, was $212,990 at both September 30, 2024 and December 31, 2023.

Note 5.  Corporate Borrowings

The following table presents the Company’s outstanding indebtedness:

Description(a)	September 30, 2024	December 31, 2023
Credit Agreement - Revolver, 6.00% (variable rate) due 2026	$70,000	$63,000
Convertible Senior Notes, 1.88% (fixed rate) due 2041	201,250	201,250
Note Purchase Agreement
Series A Senior Secured Notes, 3.53% (fixed rate) due 2027	9,600	12,000
Senior Secured Notes, 3.80% (fixed rate) due 2029	15,200	17,600
Total indebtedness outstanding	296,050	293,850
Less unamortized loan fees(b)	(6,082)	(6,601)
Total indebtedness outstanding, net	289,968	287,249
Less current maturities of long-term debt	(6,400)	(6,400)
Long-term debt	$283,568	$280,849
(a) Interest rates are as of September 30, 2024.
(b) Loan fees are being amortized over the life of the debt agreements.

Credit Agreement. On February 14, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with multiple participants led by Wells Fargo Bank, National Association that matures on May 14, 2026. The Credit Agreement provided for a $300,000 revolving credit facility. On May 14, 2021, the Company amended the Credit Agreement to extend the terms and to increase the principal amount available to $400,000 and to permit the Company, subject to obtaining lender approval, to increase the amount of the revolving credit facility by up to an additional $100,000 provided certain conditions are satisfied and at the discretion of the lender. On August 31, 2022, the Credit Agreement was amended to change the interest rate benchmark from LIBOR to SOFR. The Credit Agreement includes certain requirements and covenants with which the Company was in compliance at September 30, 2024. Part of the cash portion of the consideration paid to acquire Penelope and transaction-related expenses were financed with $105,000 borrowings under the Credit Agreement during 2023. As of September 30, 2024, the Company had $70,000 outstanding borrowings under the Credit Agreement, leaving $330,000 available.

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

During 2017, the Company issued $20,000 of Series A Senior Secured Notes with a maturity date of August 23, 2027. During 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Note Purchase Agreement includes certain requirements and covenants with which the Company was in compliance at September 30, 2024. As of September 30, 2024, the Company had $9,600 of Series A Senior Secured Notes and $15,200 of additional Senior Secured Notes outstanding under the Note Purchase Agreement, leaving $225,200 available under the Note Purchase Agreement.

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
Income tax expense for the quarter and year to date ended September 30, 2024 was $7,554 and $23,924, respectively, for an effective tax rate of 24.0 percent and 23.8 percent, respectively. The effective tax rate for the quarter and year to date ended September 30, 2024 differed from the 21 percent U.S. federal statutory rate on pretax income primarily due to state income taxes and income taxes on foreign subsidiaries, partially offset by U.S. state and federal tax credits and the deduction applicable to export activity.

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

Note 7.  Equity and EPS

The following table presents computations of basic and diluted EPS:

	Quarter Ended September 30,		Year to Date Ended September 30,
	2024	2023	2024	2023
Operations:
Net income(a)	$23,862	$13,088	$76,463	$76,084
Net loss attributable to noncontrolling interest	43	123	162	324
Income attributable to participating securities (unvested shares and units)(b)	(257)	(129)	(828)	(760)
Net income used in EPS calculation	$23,648	$13,082	$75,797	$75,648

Share information:
Basic weighted average common shares(c)	22,069,885	22,066,159	22,110,315	22,056,270
Diluted weighted average common shares(d)	22,069,885	22,381,516	22,110,315	22,207,031

Basic EPS	$1.07	$0.59	$3.43	$3.43
Diluted EPS	$1.07	$0.58	$3.43	$3.41
(a)Net income attributable to all stockholders.
(b)Participating securities included 243,243 and 226,410 unvested restricted stock units (“RSUs”) at September 30, 2024 and 2023, respectively.
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

Share Repurchase. On February 29, 2024, the Company announced that its Board of Directors approved a $100,000 share repurchase program. Under the share repurchase program, the Company can repurchase stock from time to time for cash in open market purchases, privately negotiated transactions, or by other means, in accordance with applicable securities laws and other legal requirements. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice. During the quarter and year to date ended September 30, 2024, the Company repurchased 35,913 and 128,360 shares, respectively, of Common Stock for approximately $2,500 and $10,000, respectively. As of September 30, 2024, there was approximately $90,000 remaining under the share repurchase program.

Common Stock Share Activity. The following table presents the Company’s share activity:

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2023	437	22,016,113
Issuance of Common Stock	—	74,913
Repurchase of Common Stock (a)	—	(81,969)
Balance, March 31, 2024	437	22,009,057
Issuance of Common Stock	—	14,627
Repurchase of Common Stock(a)	—	(35,999)
Balance, June 30, 2024	437	21,987,685
Issuance of Common Stock	—	809
Repurchase of Common Stock(a)	—	(35,913)
Balance, September 30, 2024	437	21,952,581

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2022	437	21,994,042
Issuance of Common Stock	—	23,324
Repurchase of Common Stock (b)	—	(8,437)
Balance, March 31, 2023	437	22,008,929
Issuance of Common Stock	—	5,445
Balance, June 30, 2023	437	22,014,374
Issuance of Common Stock	—	822
Balance, September 30, 2023	437	22,015,196
(a)59,084, 33,363 and 35,913 shares that were repurchased during the quarters ended March 31, 2024, June 30, 2024, and September 30, 2024, respectively, pursuant to the Company’s share repurchase program. The remaining shares repurchased were related to the tax withholding on equity-based compensation.
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

Note 9.  Employee and Non-Employee Benefit Plans

Share-Based Compensation Plans.  The Company had two equity-based compensation plans, the 2014 Equity Incentive Plan and the 2014 Non-Employee Director Equity Incentive Plan, both of which expired in April 2024. At the Company’s annual meeting in May 2024, the stockholders of the Company approved a new equity-based compensation plan, the 2024 Equity Incentive Plan (the “2024 Plan”), which initially authorized 1,319,320 shares for issuance, subject to the adjustment and add-back provision of the 2024 Plan. Similar to the prior plans, the 2024 Plan provides for the awarding of stock options, stock appreciation rights, shares of restricted stock, RSUs, and other stock-based awards for executive officers and other employees, as well as non-employee directors and certain consultants and advisors. As of September 30, 2024, 1,329,232 shares remain available for issuance under the 2024 Plan.

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan (the “EDC Plan”) effective June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company’s obligations under the EDC Plan change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the EDC Plan. Realized and unrealized gains (losses) on deferred compensation plan investments were included as a component of other income (expense), net on the Company’s Condensed Consolidated Statements of Income. For the quarter and year to date ended September 30, 2024, the Company had a gain on deferred compensation plan investments of $196 and $482, respectively, and for the quarter and year to date ended September 30, 2023, the Company had a loss on deferred compensation plan investments of $118 and a gain on deferred compensation plan investments of $272, respectively.

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

At September 30, 2024 and December 31, 2023, the EDC Plan investments were $3,659 and $2,916, respectively, which were recorded in other assets on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan current liabilities were $1,796 and $74 at September 30, 2024 and December 31, 2023, respectively, which were included in accrued expenses and other on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan non-current liabilities were $2,003 and $3,314 at September 30, 2024 and December 31, 2023, respectively, and were included in other noncurrent liabilities on the Company’s Condensed Consolidated Balance Sheets.

Note 10.  Operating Segments

At September 30, 2024, the Company had three segments: Distilling Solutions, Branded Spirits, and Ingredient Solutions. The Company’s reportable segments are based on the financial information the chief operating decision maker, the Company’s Chief Executive Officer, uses to allocate resources and evaluate performance of the business. The Distilling Solutions segment consists of food grade alcohol (primarily brown goods) and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry). The Distilling Solutions segment also includes warehouse services, such as barrel put away, barrel storage, and barrel retrieval services. The Branded Spirits segment consists of a portfolio of high quality branded spirits which are produced through the distilleries and bottling facilities. The Ingredient Solutions segment consists of specialty starches and proteins as well as commodity starches and proteins. Intersegment sales and transfers are recorded at cost and are treated as a transfer of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

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

The following table presents summarized financial information for each segment:

	Quarter Ended September 30,		Year to Date Ended September 30,
	2024	2023	2024	2023
Sales to Customers
Distilling Solutions	$71,919	$111,853	$250,159	$341,941
Branded Spirits	62,624	66,819	176,811	181,318
Ingredient Solutions	26,918	32,952	95,859	98,376
Total	$161,461	$211,624	$522,829	$621,635

Gross Profit
Distilling Solutions	$28,644	$33,280	$105,200	$104,986
Branded Spirits	32,446	29,040	88,611	79,636
Ingredient Solutions	4,725	11,128	18,031	34,945
Total	$65,815	$73,448	$211,842	$219,567

Depreciation and Amortization
Distilling Solutions	$1,975	$3,082	$5,900	$8,803
Branded Spirits	2,192	1,914	5,867	5,063
Ingredient Solutions	1,178	619	3,517	1,899
Corporate	335	167	1,014	507
Total	$5,680	$5,782	$16,298	$16,272

Income (loss) before Income Taxes
Distilling Solutions	$27,631	$13,930	$102,228	$84,187
Branded Spirits	7,391	7,199	15,534	25,577
Ingredient Solutions	3,277	9,408	13,781	30,255
Corporate	(6,883)	(13,076)	(31,156)	(39,103)
Total	$31,416	$17,461	$100,387	$100,916

The following table allocates assets to each segment as of:

	September 30, 2024	December 31, 2023
Identifiable Assets
Distilling Solutions	$361,553	$369,241
Branded Spirits	921,572	910,633
Ingredient Solutions	120,903	88,846
Corporate	36,591	23,628
Total	$1,440,619	$1,392,348

Note 11.  Subsequent Events

Dividend. On October 31, 2024, the Company announced a quarterly dividend payable to stockholders of record of the Company’s common stock, resulting in dividend equivalents payable to RSU holders, of $0.12 per share and per RSU. The dividend and dividend equivalents are payable on November 29, 2024 to stockholders of record and RSU holders on November 15, 2024.

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

All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially. For information on these risks and uncertainties and other factors that could affect the Company’s business, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K for the year ended December 31, 2023, our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2024, this Report, and our other filings with the Securities and Exchange Commission (the “SEC”). Forward looking statements in this Report are made as of the date of this Report, and we undertake no obligation to update any forward-looking statements or information made in this Report, except as required by law.

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

RESULTS OF OPERATIONS

Consolidated Results

The table below details the consolidated results for the quarters ended September 30, 2024 and 2023:

	Quarter Ended September 30,
	2024	2023	2024 v. 2023
Sales	$161,461	$211,624	(24)%
Cost of sales	95,646	138,176	(31)
Gross profit	65,815	73,448	(10)
Gross margin %	40.8%	34.7%	6.1	pp(a)
Advertising and promotion expenses	9,647	9,505	1
Selling, general, and administrative (“SG&A”) expenses	17,204	21,570	(20)
Impairment of long-lived assets and other	—	18,334	N/A
Change in fair value of contingent consideration	6,400	4,200	52
Operating income	32,564	19,839	64
Operating margin %	20.2%	9.4%	10.8	pp
Interest expense, net	(2,174)	(2,353)	8
Other income (expense), net	1,026	(25)	4,204
Income before income taxes	31,416	17,461	80
Income tax expense	7,554	4,373	73
Effective tax expense rate %	24.0%	25.0%	(1.0)	pp
Net income	$23,862	$13,088	82%
Net income margin %	14.8%	6.2%	8.6	pp
(a) Percentage points (“pp”).

Sales - Sales for the quarter ended September 30, 2024 were $161,461, a decrease of 24 percent compared to the year-ago quarter, which was the result of decreased sales in each segment. Within the Distilling Solutions segment, sales were down 36 percent due to decreased sales of white goods and other co-products in connection with the December 2023 closure of our distillery located in Atchison, Kansas (the “Atchison Distillery”), as well as decreased brown goods sales. Within the Ingredient Solutions segment, sales were down 18 percent, due to decreased sales of specialty wheat proteins, commodity wheat starches, and specialty wheat starches. Within the Branded Spirits segment, sales were down 6 percent, primarily due to decreased sales of brands in the mid and value price tiers (see “Segment Results”).

Gross profit - Gross profit for the quarter ended September 30, 2024 was $65,815, a decrease of 10 percent compared to the year-ago quarter. The decrease was driven by a decrease in gross profit in the Ingredient Solutions and Distilling Solutions segments, partially offset by an increase in gross profit in the Branded Spirits segment. Within the Ingredient Solutions segment, gross profit decreased by $6,403, or 58 percent. Within the Distilling Solutions segment, gross profit declined by $4,636, or 14 percent. Within the Branded Spirits segment, gross profit increased $3,406, or 12 percent (see “Segment Results”).

Advertising and promotion expenses - Advertising and promotion expenses for the quarter ended September 30, 2024 were $9,647, a slight increase of 1 percent compared to the year-ago quarter.

SG&A expenses - SG&A expenses for the quarter ended September 30, 2024 were $17,204, a decrease of 20 percent compared to the year-ago quarter. The decrease in SG&A expenses was primarily due to reduced incentive compensation expenses.

Operating income - Operating income for the quarter ended September 30, 2024 increased to $32,564 from $19,839 for the quarter ended September 30, 2023, primarily as a result of the 2023 impairment of long-lived assets and other expenses of $18,334 related to the closure of the Atchison Distillery that did not recur during the quarter ended September 30, 2024. Additionally, the increase in operating income was due to the lower SG&A expenses and the increase in gross profit in the Branded Spirits segment. These increases were partially offset by decreases in gross profit in the Ingredient Solutions and Distilling Solutions segments.

Operating income, quarter versus quarter	Operating Income	Change
Operating income for the quarter ended September 30, 2023	$19,839
Increase in gross profit - Branded Spirits segment(a)	3,406	17%
Decrease in gross profit - Ingredient Solutions segment(a)	(6,403)	(32)	pp(b)
Decrease in gross profit - Distilling Solutions segment(a)	(4,636)	(23)	pp
Increase in advertising and promotion expenses	(142)	(1)	pp
Decrease in SG&A expenses	4,366	22	pp
Impairment of long-lived assets and other	18,334	92	pp
Change in fair value of contingent consideration	(2,200)	(11)	pp
Operating income for the quarter ended September 30, 2024	$32,564	64%
(a) See “Segment Results.”
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for the quarter ended September 30, 2024 was $7,554, for an effective tax rate of 24.0 percent. Income tax expense for the quarter ended September 30, 2023 was $4,373, for an effective tax rate of 25.0 percent. The increase in income tax expense, quarter versus quarter, was due to higher income before income taxes. The decrease in effective tax rate, quarter versus quarter, was primarily due to larger tax credits than in the prior year.

Earnings per common share (“EPS”) - Basic and Diluted EPS was $1.07 for the quarter ended September 30, 2024, compared to $0.59 and $0.58, respectively for the quarter ended September 30, 2023. The change in basic and diluted EPS, quarter versus quarter, was primarily due to an increase in operating income and the change in other income (expense), net.

Change in EPS, quarter versus quarter	EPS	Change
Basic EPS for the quarter ended September 30, 2023	$0.59
Change in operating income(a)	0.43	73%
Change in interest expense, net(a)	0.01	2	pp(b)
Change in other income (expense), net(a)	0.04	7	pp
Change in effective tax rate	0.01	2	pp
Change in weighted average shares outstanding	(0.01)	(2)	pp
Basic and Diluted EPS for the quarter ended September 30, 2024	$1.07	82%
(a) Net of tax based on the effective tax rate for the base year (2023).
(b) Percentage points (“pp”).

The table below details the consolidated results for the year to date ended September 30, 2024 and 2023:

	Year to Date Ended September 30,
	2024	2023	2024 v. 2023
Sales	$522,829	$621,635	(16)%
Cost of sales	310,987	402,068	(23)
Gross profit	211,842	219,567	(4)
Gross margin %	40.5%	35.3%	5.2	pp(a)
Advertising and promotion expenses	29,995	25,877	16
SG&A expenses	60,942	65,615	(7)
Impairment of long-lived assets and other	137	18,334	(99)
Change in fair value of contingent consideration	15,900	4,200	279
Operating income	104,868	105,541	(1)
Operating margin %	20.1%	17.0%	3.1	pp
Interest expense, net	(6,398)	(4,630)	(38)
Other income, net	1,917	5	38,240
Income before income taxes	100,387	100,916	(1)
Income tax expense	23,924	24,832	(4)
Effective tax expense rate %	23.8%	24.6%	(0.8)	pp
Net income	$76,463	$76,084	—%
Net income margin %	14.6%	12.2%	2.4	pp
(a) Percentage points (“pp”).

Sales - Sales for the year to date ended September 30, 2024 were $522,829, a decrease of 16 percent compared to the year-ago period, which was the result of decreased sales in each segment. Within the Distilling Solutions segment, sales were down 27 percent primarily due to decreased sales of white goods and other co-products in connection with the December 2023 closure of the Atchison Distillery. Sales of Branded Spirits were down 2 percent, primarily due to decreased sales of brands within the mid and value price tiers. Within the Ingredient Solutions segment, sales were down 3 percent, primarily due to decreased sales of specialty wheat proteins and commodity wheat starches (see “Segment Results”).

Gross profit - Gross profit for the year to date ended September 30, 2024 was $211,842, a decrease of 4 percent compared to the year-ago period. The decrease was driven by a decrease in gross profit in the Ingredient Solutions segment, partially offset by an increase in gross profit in the Branded Spirits segment. In the Ingredient Solutions segment, gross profit decreased by $16,914, or 48 percent. In the Branded Spirits segment, gross profit increased by $8,975, or 11 percent. In the Distilling Solutions segment, gross profit was consistent with the year-ago period (see “Segment Results”).

Advertising and promotion expenses - Advertising and promotion expenses for the year to date ended September 30, 2024 were $29,995, an increase of 16 percent compared to the year-ago period, primarily driven by increased advertising and promotion investment in the Branded Spirits segment, specifically in the premium plus price tier.

SG&A expenses - SG&A expenses for the year to date ended September 30, 2024 were $60,942, a decrease of 7 percent compared to the year-ago period. The decrease in SG&A expenses was primarily due to reduced incentive compensation expenses.

Operating income - Operating income for the year to date ended September 30, 2024 decreased to $104,868 from $105,541 for the year to date period ended September 30, 2023, primarily due to the decrease in gross profit in the Ingredient Solutions segment, the change in fair value of the contingent consideration related to the Penelope acquisition, and the increase in advertising and promotion expenses. These decreases were partially offset by the impairment of assets and other expenses in the year ago period related to the closure of the Atchison Distillery which was closed in December 2023, increased gross profit in the Branded Spirits segment, and a decrease in SG&A expenses.

Operating income, year to date versus year to date	Operating Income	Change
Operating income for the year to date ended September 30, 2023	$105,541
Decrease in gross profit - Ingredient Solutions segment(a)	(16,914)	(16)%
Increase in gross profit - Branded Spirits segment(a)	8,975	9	pp(b)
Increase in gross profit - Distilling Solutions segment(a)	214	—	pp
Increase in advertising and promotion expenses	(4,118)	(4)	pp
Decrease in SG&A expenses	4,673	4	pp
Impairment of long-lived assets and other	18,197	17	pp
Change in fair value of contingent consideration	(11,700)	(11)	pp
Operating income for the year to date ended September 30, 2024	$104,868	(1)%
(a) See “Segment Results.”
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for the year to date ended September 30, 2024 was $23,924, for an effective tax rate of 23.8 percent. Income tax expense for the year to date ended September 30, 2023, was $24,832, for an effective tax rate of 24.6 percent. The decrease in income tax expense, year to date versus year to date, was due to the decrease in effective tax rate and lower income before income taxes.
Earnings per common share - Basic and diluted EPS was $3.43 for the year to date ended September 30, 2024, compared to $3.43 and $3.41, respectively for the year to date ended September 30, 2023. The change in basic and diluted EPS, year to date versus year to date, was primarily due to a change in other income (expense), net related to equity method investment income. The increase was partially offset by a change in interest expense, net.

Change in EPS, year to date versus year to date	EPS	Change
Basic EPS for the year to date ended September 30, 2023	$3.43
Change in operating income(a)	(0.02)	(1)%
Change in interest expense, net(a)	(0.06)	(2)	pp(b)
Change in other income (expense), net(a)	0.07	3	pp
Change in effective tax rate	0.03	1	pp
Change in weighted average shares outstanding	(0.02)	(1)	pp
Basic and Diluted EPS for the year to date ended September 30, 2024	$3.43	—%
(a) Net of tax based on the effective tax rate for the base year (2023).
(b) Percentage points (“pp”)

SEGMENT RESULTS

Distilling Solutions

The following tables show selected financial information for the Distilling Solutions segment for the quarters ended September 30, 2024 and 2023.

	DISTILLING SOLUTIONS SALES
	Quarter Ended September 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2024	2023	$ Change	% Change
Brown goods	$57,110	$73,409	$(16,299)	(22)%
Warehouse services	8,264	7,353	911	12
White goods and other co-products	6,545	31,091	(24,546)	(79)
Total Distilling Solutions	$71,919	$111,853	$(39,934)	(36)%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Brown goods	(22)%	(10)%	(12)%

	Other Financial Information
	Quarter Ended September 30,		Quarter versus Quarter Increase / (Decrease)
	2024	2023	$ Change	% Change
Gross profit	$28,644	$33,280	$(4,636)	(14)%
Gross margin %	39.8%	29.8%		10.0	pp(d)
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
(d) Percentage points (“pp”).

Total sales of the Distilling Solutions segment for the quarter ended September 30, 2024 decreased by $39,934, or 36 percent, compared to the prior year quarter. The decrease in sales of the Distilling Solutions segment is primarily related to the decrease in sales volume of white goods and other co-products, which was due to the closure of the Atchison Distillery during December 2023. Sales of brown goods decreased primarily due to a decrease in net price/mix and decreased sales volume (as defined in the table above). The brown goods decline was primarily the result of softening American whiskey category trends and elevated industry-wide barrel inventories, leading to instances of customer contract non-performance that put pressure on our brown goods business with a larger impact on our smaller, craft customer base. We expect these trends to continue, which may impact our future results of operations.

Gross profit decreased quarter versus quarter by $4,636, or 14 percent. Gross margin for the quarter ended September 30, 2024 increased to 39.8 percent from 29.8 percent for the prior year quarter. The decrease in gross profit was primarily due to a decrease in brown goods sales due to decreases in net price/mix and sales volumes of brown goods, partially offset by lower average unit costs. This was partially offset by the positive impact the closure of the Atchison Distillery had on white goods and other co-products’ gross profit.

The following tables show selected financial information for the Distilling Solutions segment for the year to date ended September 30, 2024 and 2023.

	DISTILLING SOLUTIONS SALES
	Year to Date Ended September 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2024	2023	$ Change	% Change
Brown goods	$198,884	$214,857	$(15,973)	(7)%
Warehouse services	24,612	20,958	3,654	17
White goods and other co-products	26,663	106,126	(79,463)	(75)
Total Distilling Solutions	$250,159	$341,941	$(91,782)	(27)%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Brown goods	(7)%	6%	(13)%

	Other Financial Information
	Year to Date Ended September 30,		Year to Date versus Year to Date Increase / (Decrease)
	2024	2023	$ Change	% Change
Gross profit	$105,200	$104,986	$214	—%
Gross margin %	42.1%	30.7%		11.4	pp(d)

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
(d) Percentage points (“pp”).

Total sales of the Distilling Solutions segment for the year to date ended September 30, 2024 decreased by $91,782, or 27 percent compared to the year-ago period. The decrease in sales of the Distilling Solutions segment is primarily related to the decrease in sales volume of white goods and other co-products, which was due to the closure of the Atchison Distillery during December 2023. The decrease in brown goods was primarily related to a decrease in net price/mix (as defined above), partially offset by increased sales volume. These decreases were partially offset by increased sales of warehouse services.

Gross profit for the year to date ended September 30, 2024 increased by $214 compared to the year-ago period. Gross margin for the year to date ended September 30, 2024 increased to 42.1 percent from 30.7 percent for the prior year period. The increase in gross profit was primarily due to the positive impact the closure of the Atchison Distillery had on white goods and other co-products’ gross profit. Additionally, the increase was due to an increase in warehouse services sales. These increases were partially offset by decreased net price/mix of brown goods.

Branded Spirits

The following tables show selected financial information for the Branded Spirits segment for the quarters ended September 30, 2024 and 2023.

	BRANDED SPIRITS SALES
	Quarter Ended September 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2024	2023	$ Change	% Change
Premium plus	$31,086	$30,843	$243	1%
Mid	14,788	17,650	(2,862)	(16)
Value	10,034	11,049	(1,015)	(9)
Other	6,716	7,277	(561)	(8)
Total Branded Spirits	$62,624	$66,819	$(4,195)	(6)%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	(6)%	(7)%	1%

	Other Financial Information
	Quarter Ended September 30,		Quarter versus Quarter Increase / (Decrease)
	2024	2023	$ Change	% Change
Gross profit	$32,446	$29,040	$3,406	12%
Gross margin %	51.8%	43.5%		8.3	pp(d)
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
(d) Percentage points (“pp”).

Total sales of the Branded Spirits segment for the quarter ended September 30, 2024 decreased by $4,195, or 6 percent, compared to the prior year quarter. The decrease was driven by a decrease in the sales of brands within the mid, value, and other price tiers, partially offset by an increase in sales of the premium plus price tier. The decrease in sales of brands within the mid and value price tiers was driven by lower sales volumes, as we increased pricing on certain lower margin mid and value brands.

Gross profit increased quarter versus quarter by $3,406, or 12 percent. Gross margin for the quarter ended September 30, 2024 increased to 51.8 percent from 43.5 percent for the prior year quarter. The increase in gross profit was primarily driven by increased net price/mix of certain American whiskey brands within the premium plus price tier and increased gross profit in the mid and value price tiers, which was driven by lower average unit costs and higher average net price/mix.

The following tables show selected financial information for the Branded Spirits segment for the year to date ended September 30, 2024 and 2023.

	BRANDED SPIRITS SALES
	Year to Date Ended September 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2024	2023	$ Change	% Change
Premium plus	$82,699	$73,352	$9,347	13%
Mid	46,610	55,575	(8,965)	(16)
Value	31,698	36,048	(4,350)	(12)
Other	15,804	16,343	(539)	(3)
Total Branded Spirits	$176,811	$181,318	$(4,507)	(2)%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	(2)%	(8)%	6%

	Other Financial Information
	Year to Date Ended September 30,		Year to Date versus Year to Date Increase / (Decrease)
	2024	2023	$ Change	% Change
Gross profit	$88,611	$79,636	$8,975	11%
Gross margin %	50.1%	43.9%		6.2	pp(d)
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
(d) Percentage points (“pp”).

Total sales of Branded Spirits for the year to date ended September 30, 2024 decreased by $4,507, or 2 percent, compared to the year-ago period, due primarily to decreased sales volume of select brands within the mid and value price tiers due to increased pricing on certain lower margin mid and value brands. This decrease was partially offset by an increase in sales of brands within the premium plus price tier which was primarily due to the acquisition of Penelope.

Gross profit for the year to date ended September 30, 2024 increased by $8,975, or 11 percent, compared to the year-ago period. Gross margin for the year to date ended September 30, 2024 increased to 50.1 percent from 43.9 percent from the prior year period The increase in gross profit was primarily driven by the acquisition of Penelope and increased gross profit in the mid and value price tiers, which was driven by lower unit cost and higher average net price/mix.

Ingredient Solutions

The following tables show selected financial information for the Ingredient Solutions segment for the quarters ended September 30, 2024 and 2023.

	INGREDIENT SOLUTIONS SALES
	Quarter Ended September 30,		Quarter versus Quarter Sales Change Increase / (Decrease)
	2024	2023	$ Change	% Change
Specialty wheat starches	$16,172	$17,196	$(1,024)	(6)%
Specialty wheat proteins	7,752	11,440	(3,688)	(32)
Commodity wheat starches	2,611	4,226	(1,615)	(38)
Commodity wheat proteins	383	90	293	326
Total Ingredient Solutions	$26,918	$32,952	$(6,034)	(18)%

	Change in Quarter versus Quarter Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	(18)%	(16)%	(2)%

	Other Financial Information
	Quarter Ended September 30,		Quarter versus Quarter Increase / (Decrease)
	2024	2023	$ Change	% Change
Gross profit	$4,725	$11,128	$(6,403)	(58)%
Gross margin %	17.6%	33.8%		(16.2)	pp(d)

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
(d) Percentage points (“pp”).

Total sales of the Ingredient Solutions segment for the quarter ended September 30, 2024 decreased by $6,034, or 18 percent, compared to the prior year quarter. The decrease was primarily driven by decreased sales volume of specialty wheat proteins primarily due to continued export market headwinds. The decrease was also driven by decreased sales volume of commodity wheat starches due to increased domestic competition.
Gross profit decreased quarter versus quarter by $6,403, or 58 percent. Gross margin for the quarter ended September 30, 2024 decreased to 17.6 percent from 33.8 percent for the prior year quarter. The decrease in gross profit was primarily driven by increased input costs primarily due to the removal of the intercompany credit for the waste starch slurry by-product since the closure of the Atchison Distillery, as well as other costs incurred to ready the waste starch for commercial sale. Additionally, the decrease in gross profit was attributable to decreased sales volume of specialty wheat proteins.

The following tables show selected financial information for the Ingredient Solutions segment for the year to date September 30, 2024 and 2023.

	INGREDIENT SOLUTIONS SALES
	Year to Date Ended September 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2024	2023	$ Change	% Change
Specialty wheat starches	$57,646	$48,977	$8,669	18%
Specialty wheat proteins	28,947	35,918	(6,971)	(19)
Commodity wheat starches	8,846	12,870	(4,024)	(31)
Commodity wheat proteins	420	611	(191)	(31)
Total Ingredient Solutions	$95,859	$98,376	$(2,517)	(3)%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	(3)%	2%	(5)%

	Other Financial Information
	Year to Date Ended September 30,		Year to Date versus Year to Date Increase / (Decrease)
	2024	2023	$ Change	% Change
Gross profit	$18,031	$34,945	$(16,914)	(48)%
Gross margin %	18.8%	35.5%		(16.7)	pp(d)

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
(d) Percentage points (“pp”).

Total sales of the Ingredient Solutions segment for the year to date ended September 30, 2024 decreased by $2,517, or 3 percent, compared to the prior year period. The decrease was primarily driven by decreased net price/mix across all product categories, as well as a decrease in sales volume of specialty wheat protein primarily due to continued export market headwinds. These decreases were partially offset by an increase in sales volume of specialty wheat starches.
Gross profit decreased by $16,914, or 48 percent for the year to date ended September 30, 2024 compared to the prior year period. Gross margin for the year to date ended September 30, 2024 decreased to 18.8 percent from 35.5 percent for the prior year period. The decrease in gross profit was primarily driven by higher input costs associated with the removal of the intercompany credit for the waste starch slurry by-product since the closure of the Atchison Distillery, as well as other costs incurred to ready the waste starch for commercial sale. Additionally, we incurred incremental costs for the new extrusion manufacturing facility during the year to date period. The decrease in gross profit was also attributable to decreased sales volume of specialty wheat proteins.

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

Cash Flow Summary

	Year to Date Ended September 30,		Changes, year versus year Increase / (Decrease)
	2024	2023
Net cash provided by operating activities	$73,512	$48,605	$24,907
Net cash used in investing activities	(53,126)	(146,690)	93,564
Net cash provided by (used in) financing activities	(18,048)	78,193	(96,241)
Effect of exchange rate changes on cash	46	33	13
Increase (decrease) in cash and cash equivalents	$2,384	$(19,859)	$22,243

Cash increased $2,384 for the year to date ended September 30, 2024, compared to a decrease of $19,859 for the year to date ended September 30, 2023, for a net increase in cash of $22,243, period versus period.

Operating Activities. Cash provided by operating activities for the year to date ended September 30, 2024 was $73,512. The cash provided by operating activities resulted primarily from net income of $76,463, adjustments for non-cash or non-operating charges of $32,845, including depreciation and amortization, the change in fair value of contingent consideration, and share-based compensation, partially offset by cash used in operating assets and liabilities of $35,796. The primary drivers of the changes in operating assets and liabilities were $24,979 use of cash related to an increase in inventories, primarily due to an increase in barreled distillate, $10,627 use of cash related to a decrease in accounts payable due to timing of payments, $9,935 related to accrued expenses and other, which related to a decrease in our incentive compensation accrual, partially offset by $13,979 cash provided by decreased accounts receivables, net, due to the timing of sales and customer payments during the year to date period as well as the closure of the Atchison Distillery in December 2023.

Cash provided by operating activities for the year to date ended September 30, 2023 was $48,605. The cash provided by operating activities resulted primarily from net income of $76,084, adjustments for non-cash or non-operating charges of $42,912, including impairment of long-lived assets and other, depreciation and amortization, share-based compensation and the change in fair value of contingent consideration, partially offset by cash used in operating assets and liabilities, net of the effects of acquisition, of $70,391. The primary drivers of the changes in operating assets and liabilities were $42,015 use of cash related to an increase in inventories, primarily due to an increase in barreled distillate, $14,980 use of cash related to increased accounts receivable, net, due to timing of sales and customer payments during the quarter, and $10,069 use of cash related to a decrease in accounts payable due to timing of payments.

Investing Activities. Cash used in investing activities for the year to date ended September 30, 2024 was $53,126, which primarily resulted from additions to property, plant, and equipment of $52,850 (see “Capital Spending”). Cash used in investing activities for the year to date ended September 30, 2023 was $146,690, which primarily resulted from $103,712 related to the acquisition of Penelope, net of cash acquired, and additions to property, plant, and equipment of $42,062 (see “Capital Spending”).

Capital Spending. We manage capital spending to support our business growth plans. We have incurred $43,503 and $36,879 of capital expenditures and have paid $52,850 and $42,062 for capital expenditures for the year to date ended September 30, 2024 and 2023, respectively. The difference between the amount of capital expenditures incurred and amount paid is due to the change in capital expenditures in accounts payable. We expect approximately $78,000 in capital expenditures in 2024, which includes capital expenditures for facility improvement and expansion, facility sustaining projects, and environmental health and safety projects.

Financing Activities. Cash used in financing activities for the year to date ended September 30, 2024 was $18,048, due to repurchases of Common Stock of $12,235 (see “Treasury Purchases” and “Share Repurchase”), and payments of dividends and dividend equivalents of $8,013 (see “Dividends and Dividend Equivalents”), partially offset by net proceeds on debt of $2,200 (see “Long-Term and Short-Term Debt”).

Cash provided by financing activities for the year to date ended September 30, 2023 was $78,193, due to net proceeds on debt of $87,000 (see “Long-Term and Short-Term Debt”), partially offset by payments of dividends and dividend equivalents of $8,006 (see “Dividends and Dividend Equivalents”), and repurchase of Common Stock of $801 (see “Treasury Purchases”).

Treasury Purchases. 81,942 RSUs vested and converted to shares of Common Stock for employees during the year to date ended September 30, 2024, of which we withheld and purchased for treasury 25,521 shares valued at $2,185 to cover payment of associated withholding taxes.

22,592 RSUs vested and converted to shares of Common Stock for employees during the year to date ended September 30, 2023, of which we withheld and purchased for treasury 8,437 shares valued at $801 to cover payment of associated withholding taxes.

Share Repurchase. On February 29, 2024, we announced that our Board of Directors approved a $100,000 share repurchase program. Under the share repurchase program, we can repurchase Common Stock from time to time for cash in open market purchases, privately negotiated transactions, or by other means, in accordance with applicable securities laws and other legal requirements. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice. During the year to date ended September 30, 2024, we repurchased 128,360 shares of Common Stock for approximately $10,000, resulting in approximately $90,000 remaining under the share repurchase program.

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared(c)	Paid(c)	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2024
February 22, 2024	March 15, 2024	March 29, 2024	$0.12	$0.12	$2,641	$31	$2,672
May 2, 2024	May 17, 2024	May 31, 2024	0.12	0.12	2,642	30	2,672
August 1, 2024	August 16, 2024	August 30, 2024	0.12	0.12	2,639	30	2,669
			$0.36	$0.36	$7,922	$91	$8,013

2023
February 23, 2023	March 10, 2023	March 24, 2023	$0.12	$0.12	$2,640	$29	$2,669
May 4, 2023	May 19, 2023	June 2, 2023	0.12	0.12	2,641	27	2,668
August 3, 2023	August 18, 2023	September 1, 2023	0.12	0.12	2,642	27	2,669
			$0.36	$0.36	$7,923	$83	$8,006
(a) Dividend equivalent payments on unvested participating securities.
(b) Includes estimated forfeitures.
(c) Per share amount.

On October 31, 2024, we announced a dividend payable to stockholders of record of our Common Stock, resulting in dividend equivalents payable to RSU holders, of $0.12 per share and per RSU. The dividend and dividend equivalent are payable on November 29, 2024 to stockholders of record and RSU holders on November 15, 2024.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development, merger and acquisition, and share repurchase activities), and the overall cost of capital. Total debt was $289,968 (net of unamortized loan fees of $6,082) at September 30, 2024, and $287,249 (net of unamortized loan fees of $6,601) at December 31, 2023.

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

Our principal sources of cash are product sales and borrowing on our various debt agreements. Under our debt agreements, we must meet certain financial covenants and restrictions, and at September 30, 2024, we met those covenants and restrictions.

At September 30, 2024, our current assets exceeded our current liabilities by $449,670, largely due to our inventories, at cost, of $372,153. At September 30, 2024, our cash balance was $20,772 and we have used our various debt agreements for liquidity purposes, with $330,000 available under our Credit Agreement for additional borrowings and $225,200 available under the Note Purchase Agreement (see Note 5, Corporate Borrowings). We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments, dividend payments, and potential mergers and acquisitions. Subject to market conditions, we could also fund future mergers and acquisitions through the issuance of additional shares of Common Stock. In addition, we have strong operating results such that we believe financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

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

Increases in market interest rates would cause interest expense under our variable interest rate debt to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings under variable interest rate debt during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at September 30, 2024, a 100 basis point increase over the current rates actually in effect at such date would increase our interest expense on an annual basis by $700. Based on weighted average outstanding fixed-rate borrowings at September 30, 2024, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $22,927, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $9,172.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of September 30, 2024, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2023, and Note 8 in this Report for information on certain proceedings to which we are subject.

ITEM 1A.    RISK FACTORS

Risk factors are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
July 1, 2024 through July 31, 2024	35,913		$69.61	35,913	$90,000
August 1, 2024 through August 31, 2024	—		—	—	90,000
September 1, 2024 through September 30, 2024	—	(1)	—	—	90,000
Total	35,913			35,913

(1)All shares were repurchased were under the share repurchase program announced on February 29, 2024.
(2)On February 29, 2024, we announced that our Board of Directors approved a $100,000 share repurchase program. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

During the quarter ended September 30, 2024, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408(a) of Regulation S-K).

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
3.2	Amended and Restated Bylaws of MGP Ingredients, Inc., dated September 26, 2024 (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K/A filed September 30, 2024).
*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
**32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
**32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter and year to date ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data Filed - formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101
* Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	October 31, 2024	By	/s/ David S. Bratcher
David S. Bratcher, Chief Executive Officer and President

Date:	October 31, 2024	By	/s/ Brandon M. Gall
Brandon M. Gall, Vice President, Finance and Chief Financial Officer