Form 10-K
period 2024-12-31
MGP INGREDIENTS INC
filed 2025-02-26
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price at which the common equity was sold, as reported by Nasdaq, on June 30, 2024, was approximately $1,217 million.

The number of shares of the registrant’s common stock, no par value (“Common Stock”) outstanding as of February 21, 2025 was 21,270,343.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the MGP Ingredients, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2025 are incorporated by reference into Part III of this Report to the extent set forth herein.

CONTENTS PAGE

The calculation of the aggregate market value of the Common Stock held by non-affiliates on the cover page of this Form 10-K is based on the assumption that affiliates include directors and executive officers. Such assumption does not constitute an admission by the Company or any director or executive officer that any director or executive officer is an affiliate of the Company.

PART I

ITEM 1.  BUSINESS

MGP Ingredients, Inc. was incorporated in 2011 in Kansas, continuing a business originally founded by Cloud L. Cray, Sr. in Atchison, Kansas in 1941. As used herein, the term “MGP,” “Company,” “we,” “our,” “us,” and words of similar import, refers to MGP Ingredients, Inc. and its consolidated subsidiaries unless the context otherwise indicates. In this Annual Report on Form 10-K (this “Report”), for any references to Note 1 through Note 16 refer to the Notes to Consolidated Financial Statements in Item 8.

AVAILABLE INFORMATION

We make available through our website (www.mgpingredients.com) under “Investors,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, special reports, other information, and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission (“SEC”).

The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company. The address of the SEC site is http://www.sec.gov.

METHOD OF PRESENTATION

All amounts in this Report, except for shares, par values, bushels, gallons, pounds, mmbtu, proof gallons, 9-liter cases, per share, per bushel, per gallon, per pound, per mmbtu, per proof gallon, per 9-liter case, and percentage amounts, are shown in thousands unless otherwise noted.

GENERAL INFORMATION

MGP is a leading producer of branded and distilled spirits, as well as food ingredient solutions. Distilled spirits include premium bourbon, rye, and other whiskeys (“brown goods”) and grain neutral spirits (“GNS”), including vodka and gin. Our distilled spirits are either sold directly or indirectly to manufacturers of other branded spirits. We have a portfolio of our own high quality branded spirits, which we produce through our distilleries and bottling facilities and sell to distributors. Our branded spirits products account for a range of price points from value products through premium plus brands. Our protein and starch food ingredients serve a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. Our ingredient products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries.

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
INFORMATION ABOUT OUR SEGMENTS

We report three operating segments: Distilling Solutions, Branded Spirits, and Ingredient Solutions.

Distilling Solutions Segment. We process corn and other grains (including rye, barley, wheat, barley malt, and milo) into food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry), which are produced at our distilleries in Lawrenceberg, Indiana, and Bardstown, Kentucky. We also provide warehouse services, including barrel put away, barrel storage, and barrel retrieval services, as well as blending services. We have certain contracts with customers to supply distilled products (or “distillate”), as well as certain contracts with customers to provide barreling and warehousing services.  Contracts with customers may be monthly, annual, or multi-year in term with periodic reviews of pricing.  Sales to customers may also be made on the spot market with contracts in the form of purchase orders. Sales of co-products are primarily made on the spot market. During 2024, our five largest Distilling Solutions customers, combined, accounted for approximately 21 percent of our consolidated sales.

Brown goods - The majority of our distillery capacities are dedicated to the production of high quality, high purity food grade alcohol for beverage applications, including bourbon, rye and other whiskeys. Our premium brown goods are created by distilling grains, including corn and rye. Our brown goods are sold as aged and unaged distillate, which may be further aged by our customers or warehoused at our facilities for typically two to six years.

Warehouse services - Customers who purchase barreled distillate may, and in most cases do, also enter into separate warehouse service agreements with us for the storage and handling of product for aging. Services under warehouse agreements include barrel put away, barrel storage, and barrel retrieval, as well as blending services.

White goods and other co-products - Our white goods consists of GNS, including vodka and gin. Our GNS is sold in bulk quantities. Our gin is primarily created by redistilling GNS together with proprietary formulations of botanicals or botanical oils. The bulk alcohol co-products sales include distillers feed, which is principally derived from the mash from alcohol processing operations.  The mash is sold primarily to processors of animal feed as a high protein additive primarily as dried distillers feed.

Branded Spirits Segment. Our Branded Spirits segment consists of a portfolio of high-quality brands, which we produce through our distilleries and bottling facilities and sell to distributors or to state governments that directly control the sale of alcohol. Sales are pursuant to customer contracts and purchase orders. MGP’s branded spirits include a wide spectrum of brands across numerous categories and price tiers. During 2024, our five largest Branded Spirits customers, combined, accounted for approximately 20 percent of our consolidated sales. During 2024, one customer of the Branded Spirits segment accounted for approximately 13 percent of our consolidated sales.

Premium plus - The premium plus price tier includes the ultra premium, super premium, and premium price tiers. Premium plus branded spirits include brands such as Penelope® Bourbon, Yellowstone® Bourbon, Rebel® Bourbon, Remus® Bourbon, Blood Oath® Bourbon, Ezra Brooks® Bourbon, Minor Case® Straight Rye Whiskey, Rossville Union® Straight Rye Whiskey, The Quiet Man® Irish Whiskey, Green Hat® Gin, and Everclear® grain alcohol. Additionally, premium plus includes El Mayor® Tequila and Dos Primos® Tequila, which are produced with our joint ventures, DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S.de R.L. de C.V. (“Agricola”, and together with DGL, “LMX” ).

Mid - Mid branded spirits include brands such as Brady’s® Irish Cream, Saint Brendan’s® Irish Cream Liqueur, Pearl® Vodka, and Lord Calvert® Canadian Whisky. Additionally, mid includes Exotico® Tequila, which is produced with our joint venture, DGL.

Value - Value branded spirits include brands such as Arrow® Cordials, Canada House® Canadian Whisky, Lady Bligh® Rum, and Juarez® Tequila.

Other - Other includes private label products sold primarily through our wholly-owned subsidiary, Niche Drinks, Co., Ltd, retail sales at our distilleries, and contract bottling services. Private label products are processed, bottled, and distributed by us for sales under another company’s brand. We operate visitor centers with retail locations at two of our distilleries, Lux Row Distillers® in Bardstown, Kentucky, and Limestone Branch Distillery® in Lebanon, Kentucky. Contract bottling is a service provided to a customer to process and bottle spirits for brands not owned by the Company.

Ingredient Solutions Segment. Our Ingredient Solutions segment consists primarily of specialty wheat starches, specialty wheat proteins, commodity wheat starches, and commodity wheat protein products which are sold to customers pursuant to purchase orders. In our efforts to best serve our customers and maximize returns to stockholders, we have strategically been migrating our sales towards higher price, higher margin specialty wheat ingredients to better serve the baking and tortilla food segments. During 2024, our five largest Ingredient Solutions customers, combined, accounted for approximately 14 percent of our consolidated sales.  During 2024, one customer of the Ingredient Solutions segment accounted for approximately 12 percent of our consolidated sales.

Specialty Wheat Starches - Wheat starch is the carbohydrate-bearing portion of wheat flour.  We produce a premium wheat starch powder by extracting the starch from a starch slurry. We use proprietary processing steps to purify and clean impurities from the starch, and then dry the starch using spray, flash, or drum dryers. A substantial portion of our premium wheat starch is processed to produce certain unique specialty wheat starches designed for numerous healthy applications.  We sell our specialty wheat starches on a global basis, primarily to food processors and distributors.

We primarily market our specialty wheat starches under the brand name Fibersym®, a resistant wheat starch. This flagship brand is FDA approved as a dietary fiber and is functional in creating lower net carb baked goods for many industrial bakers, tortilla producers, and pasta makers. Our specialty starches are used for food applications to primarily improve their nutritional profiles. However, other benefits include color, texture, fiber content, and taste. Our entire starch portfolio is also known to provide whiteness, clean flavor, and viscosity.

Specialty Wheat Proteins - We have developed numerous specialty wheat proteins for food applications under our Arise brand platform. Specialty wheat proteins are created from vital wheat gluten through a variety of proprietary processes which change its molecular structure.  Specialty wheat proteins for food and pet treat applications include the Arise 5000, 6000, and 5500 products. All of these ingredients are Project Verified Non-Genetically Modified Organisms (“Non-GMO”).

We also produce clean label wheat protein isolates under our Arise® brand, including Arise® 8100 and 8200. All our wheat proteins are considered Project Verified Non-GMO. Ingredient Solutions also offers a Non-GMO Project Verified texturized plant proteins under the Proterra® brand. These proteins are designed for “non-meat” food applications and are marketed in a number of countries throughout the world to provide texture and protein in various food applications. Additionally, we offer gluten-free textured pea proteins within the Proterra® portfolio of products.

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

PATENTS, TRADEMARKS, AND LICENSES

Our patent-related activities pertain to our Ingredient Solutions segment.  We have filed patent applications and have obtained issued patents in several countries to protect a range of inventions developed in our research and development efforts, including inventions relating to our products. Some of these patent filings cover significant product formulation and processes used to manufacture our products. We have trademark protection, both in terms of registrations and common law rights, for the majority of the brands we produce within our Branded Spirits and Ingredient Solutions segments. We believe our trademark rights are critical to the success of the brands we produce and the marketing of those products.

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

RAW MATERIALS AND PACKAGING MATERIALS

Our principal Distilling Solutions segment raw materials, or input costs, are corn and other grains (including rye, barley, wheat, barley malt, and milo), which are processed into brown goods, white goods and other co-products. Our principal Branded Spirits segment raw materials, or input costs, include corn and other grains (including rye, barley, wheat, barley malt, and milo), agave, and flavoring. Our principal Ingredient Solutions segment raw material is wheat flour, which is processed into starches and proteins.  The cost of grain has, at times, been subject to substantial fluctuation.

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

HUMAN CAPITAL

As of December 31, 2024, we had a total of 660 employees.  A collective bargaining agreement, covering 80 employees at the Atchison facility, that was due to expire on August 31, 2024, was successfully renewed until August 31, 2029.  A collective bargaining agreement, covering 71 employees at the Lawrenceburg facility, expires on October 24, 2027.  A collective bargaining agreement, covering 46 employees at the St. Louis facility, expires on February 28, 2029. We have not experienced any recent work stoppages, and we consider our relationship with our employees, both union and non-union, to be good.

We believe our employees are key to achieving our business objectives. Our key human capital measures include employee safety, employee retention, rewards and recognition, and professional development. At the Board of Directors level, the Human Resources and Compensation Committee of our Board is responsible for overseeing matters related to human capital management. We routinely benchmark our compensation practices and benefit programs against those of comparable industries and in the geographic areas where our facilities are located. We believe that our compensation and employee benefits are competitive and allow us to attract and retain skilled and unskilled labor throughout our organization. Our notable health, welfare, recognition, and retirement benefits for our U.S. employees include:

•Company subsidized health insurance including Company paid life and disability insurance
•Wellness program with financial rewards
•Enhanced Employee Assistance Programs
•401(k) Plan with Company matching contributions
•Tuition assistance program
•Paid vacation and holidays, including a floating holiday
•Expanded paid parental leave
•Charitable giving program with Company matching of employee donations
•Professional development employee resource group
•Recognition platform to celebrate employee successes and milestone events
•Employee referral program with financial incentives

Employee safety is one of our top priorities. We develop and administer company-wide policies and trainings designed to ensure the safety of each team member and compliance with Occupational Safety and Health Administration (“OSHA”) standards or similar standards for our operations outside of the U.S.

Our Company strives for workforce retention. We have programs for continuing education, professional development at all levels of the organization, and also provide tuition reimbursement assistance. All positions are posted for our current workforce to apply for and internal promotions are encouraged.

We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment. We have robust equal employment opportunity and anti-discrimination policies, and in 2024 our U.S. employees completed mandatory training focused on respect in the workplace and our anti-discrimination policies. Our employees have multiple avenues available through which inappropriate behavior can be reported, including a confidential hotline. Our policies require all reports of inappropriate behavior to be promptly investigated with appropriate action taken.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers as of February 26, 2025:

Name	Age	Principal Occupation and Business Experience
Brandon M. Gall	43	Interim President and Chief Executive Officer since January 1, 2025 and Chief Financial Officer and Vice President of Finance for the Company since April 2019. Treasurer of the Company since May 2023. Corporate Controller for the Company from June 2018 to March 2019. Director of Supply Chain and New Business Development Finance for the Company from May 2014 to May 2018.
Erika Lapish	50	Chief Human Resources Officer and Vice President for the Company since February 2023. Vice President Human Resources for the Company from May 2021 to February 2023. Vice President Human Resources at R1 RCM - Central Operations from February 2018 to May 2021. Vice President Human Resources, North American Operations at Benteler Automotive from January 2015 to February 2018.
Amel Pasagic	41	Chief Commercial Officer and Vice President for the Company since January 2024. Chief Information Officer for the Company from July 2021 to January 2024. Vice President, Information Technology for the Company from April 2021 to July 2021. Served in a variety of IT leadership roles with increasing responsibility at Luxco, Inc. beginning in June 2011.

ITEM 1A.  RISK FACTORS

Our business is subject to certain risks and uncertainties that could cause actual results and events to differ materially from forward looking statements. The following discussion identifies those risks which we consider to be material. The following discussion of risks is not all inclusive. Additional risks not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, or results of operations.

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

We operate in highly competitive markets, and our success depends on our continued ability to offer our customers and consumers appealing, high-quality products. Customer and consumer preferences and purchases may shift due to a host of factors, many of which are difficult to predict, including:

•demographic and social trends;
•economic conditions;
•product innovations;
•public health policies and initiatives (including dietary guidelines and labeling requirements regarding alcohol consumption);
•health and wellness trends (including the use of GLP-1 drugs);
•changes in government regulation and taxation of beverage alcohol products;
•the expansion of, legalization of, and increased acceptance or use of cannabis; and
•changes in travel, leisure, dining, entertaining, and beverage consumption trends.

Our success depends in part on fulfilling available opportunities to meet consumer needs and anticipating changes in consumer preferences with successful new brands, products, and product innovations. If our customers and consumers shift away from spirits (particularly brown spirits, such as our bourbon, rye, and other American whiskeys) or shift from purchasing our higher-margin products to our lower-margin products, our business, financial condition, or results of operations could be adversely affected. In addition, consumer pantry, retailer, distributor, or supplier inventory destocking, which we have experienced in the past, could adversely impact our business, financial condition, or results of operations. Additionally, customer contract non-performance, which we have experienced in the past, could adversely impact our business, financial condition, or results of operations.

The markets for our products are very competitive, and our business could be negatively affected if we do not compete effectively. We may also be negatively impacted by industry dynamics and market conditions.

The markets for our products are very competitive. Our principal competitors in these markets have substantial financial, marketing, and other resources, and several are much larger enterprises than us. Many of our current and potential competitors have larger customer bases, greater name recognition, and broader product offerings. In recent years, the industries in which we compete have continued to experience consolidation. Industry consolidation can have varying degrees of impact, including the creation of new and larger competitors. We are dependent on being able to generate sales and other operating income in excess of the costs of products sold in order to obtain margins, profits, and cash flows to meet or exceed our targeted financial performance measures. Competition is based on such factors as product innovation, product characteristics, product taste and quality, pricing, color, as well as name and brand image.

Pricing of our products is partly dependent upon industry capacity, which is impacted by competitor actions to bring online idled capacity or to build new production capacity, and may lead us to adjust our pricing, which could adversely impact our business, financial condition, or results of operations. We have been, and may continue to be, adversely impacted by elevated industry-wide barrel inventories of whiskey. In addition, if market conditions make our Branded Spirits products too expensive or our Distilling Solutions or Ingredient Solutions products too expensive for use in consumer goods, our revenues could be affected. If our competitors were to decrease their pricing, we may choose to do the same, which could adversely affect our margins and profitability. If we did not do the same, our revenues could be adversely affected due to the potential loss of sales.

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

Our success depends, in part, on our ability to innovate and develop new brands and products, and customer demands may require us to make internal investments to achieve or sustain competitive advantages and meet customer expectations. The launch and ongoing success of new brands and products are inherently uncertain, especially with regard to their appeal to consumers, and can give rise to a variety of costs. An unsuccessful launch or short-lived popularity of our product innovations, among other things, may affect consumer perception of existing brands or products and our reputation, and may result in inventory write-offs and other costs.

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

We are required by law in the U.S. to use state-licensed distributors or, in 17 states known as “control states,” state-owned agencies performing this function, to distribute our branded spirits to retail outlets, including liquor stores, bars, restaurants, and national chains. We have established relationships for our branded spirits with a limited number of wholesale distributors, and one wholesale distributor represented approximately 13 percent of our consolidated net sales for 2024. Failure to maintain those relationships could significantly and adversely affect our business, sales, and growth.

Over the past decade there has been increasing consolidation, both intrastate and interstate, among U.S. distributors. As a result, many U.S. states now have only two or three significant distributors. Also, there are several distributors that now control distribution for several states. If we fail to maintain good relations with a distributor, our branded spirits could, in some instances be excluded from one or more markets entirely. The ultimate success of our branded spirits also depends in large part on our distributors’ ability and desire to distribute and actively promote our branded spirits to our desired U.S. target markets, as we rely significantly on them for product placement and retail store penetration. In addition, all of our distributors also distribute competitive brands and product lines. We cannot assure you that our U.S. distributors will continue to purchase our branded spirits, resell them at our desired or targeted prices, commit sufficient time and resources to promote and market our brands and product lines, or that they can or will sell them to our desired or targeted markets. If they do not, our sales will be harmed, resulting in a decline in our results of operations.

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

We also store a substantial amount of our own inventory of aged or aging bourbon, rye, and other whiskeys at our warehouses and at other facilities, including facilities owned by certain third-party producers. If a catastrophic event were to occur at any of these locations, our business, financial condition, or results of operations could be adversely affected. The loss of a significant amount of our aged or aging inventory at these facilities through fire, natural disaster, or otherwise could result in a reduction in supply of the affected products and could affect our long-term performance of any affected brands.

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

There is an inherent risk in determining the quantity of maturing stock of aged distillate to lay down in a given year for future sales as a result of changes in consumer demand, pricing, new brand launches, changes in product cycles, increase in competitive supply, and other factors. Demand for products could change significantly between the time of production and the date of sale. It has in the past and may continue to be more difficult to accurately predict demand for our products and brands. Inaccurate decisions or estimations could lead to an inability to supply future demand or lead to a future surplus of inventory and consequent write down in the value of aged or aging distillate. As a result, our business, financial condition, or results of operations could be materially adversely affected.

The inability to successfully complete our capital projects or fund necessary capital expenditures could adversely impact us. Warehouse expansion issues could negatively impact our operations and our business.

Any capital project we undertake involves risks, including cost overruns, delays and performance uncertainties, regulatory risks (including our ability to timely obtain necessary approvals and permits), and the risk of potential changes in laws and regulations (including zoning and environmental requirements). The expected benefits from any of our capital or other projects may not be realized. For example, we may not realize the expected benefits from the mini fuel plant being constructed at our Atchison, Kansas location or from the ultimate disposal of the distillery assets from our distillery in Atchison, Kansas that we closed in December 2023. Our capital projects may also result in other unanticipated events or unintended consequences, such as the diversion of management’s attention from other operational matters or disruptions to our ongoing operations.

Although we currently finance most of our capital expenditures through cash provided by operations, we also may depend on increased borrowing or other financing arrangements to fund future capital expenditures. If we are unable to obtain suitable financing on favorable terms, we may not be able to complete future capital projects and our ability to maintain or expand our operations may be limited. The occurrence of these events could have a material adverse effect on our business, financial condition, and results of operations.

In addition, expansion of our business operations requires additional warehouse capacity. In the event additional warehouse capacity is required, there is the risk of cost overruns, delays, regulatory risks, and the risk of potential changes in laws and regulations, which could have a material adverse effect on our business, financial condition, or results of operations.

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

As of December 31, 2024, approximately 197 of our 660 employees were members of a union. Although our relations with our three unions are stable, our failure to renew our collective bargaining agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance. In addition, there is no assurance that we will not experience work disruptions or stoppages in the future, which could interrupt our operations, adversely affect our relationships with our customers, and could have a material adverse effect on our business, financial condition, or results of operations.

Climate change, or legal, regulatory, or market measures to address climate change, may negatively affect our business or operations, and water scarcity or quality could negatively impact our production costs and capacity.

Increasing concentrations of carbon dioxide and other greenhouse gases in the atmosphere may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather events and natural disasters. In the event that the effects of climate change, or legal, regulatory, or market measures enacted to address climate change, has a negative effect on agricultural productivity in the regions from which we procure agricultural products such as corn and wheat, we could be subject to decreased availability or increased prices for these agricultural products, which could have a material adverse effect on our business, financial condition, or results of operations. Increasing regulation of emissions could increase the cost of energy, including fuel, required to operate our facilities or transport and distribute our products, thereby substantially increasing the production, distribution, and supply chain costs associated with our products. Climate change could also lead to disruptions in the production or distribution of our products.

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

We are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public health and the environment. Our operations are also subject to regulation by various U.S. federal agencies, including the TTB, OSHA, the

FDA, and the EPA, by various U.S. state and local authorities, and by various foreign authorities. We are also required to conduct business only with holders of licenses to import, warehouse, transport, distribute, and sell beverage alcohol products. We cannot assure you that these and other governmental regulations applicable to our industry will not change or become more stringent. These laws and regulations cover virtually every aspect of our operations, including production and storage/warehouse facilities, distillation, and maturation requirements, importing ingredients, importing and exporting our products, distribution of beverage alcohol products, marketing, pricing, labeling, packaging, advertising, trade practices, water usage, wastewater discharge, disposal of hazardous wastes and emissions, air emissions and quality, and other matters.

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

Changes in laws, regulatory measures, governmental policies, guidelines, initiatives, or the manner in which current ones are interpreted or applied, could cause us to incur material additional costs or liabilities and jeopardize the growth of our business in the affected market. Specifically, we could be required to incur significant additional capital expenditures, increase our operating expenses, or change the manner in which we conduct our business in response to new environmental, food, health, or safety related laws and regulations. In addition, governments may prohibit, impose, or increase limitations on advertising and promotional activities or times or locations where beverage alcohol may be sold or consumed, or adopt other measures that could limit our opportunities to reach consumers or sell our products. Certain countries historically have banned all television, newspaper, magazine, and digital commerce/advertising for beverage alcohol products. Increases in regulation of this nature could substantially reduce consumer awareness of our products in the affected markets and make the introduction of new products more challenging. Governmental agencies may issue dietary guidelines that recommend reduced alcohol consumption, which could impact consumer behavior. These matters may have a material adverse effect on our business, financial condition, or results of operations.

Tariffs imposed by the U.S. and other countries, as well as rapidly changing trade relations, could negatively impact our customers and have a material adverse effect on our business and results of operations.

Changes or proposed changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, new trade agreements, economic sanctions, or new, expanded or retaliatory tariffs against certain countries or covering certain products or ingredients (including recent U.S. tariffs imposed or threatened to be imposed on Mexico, Canada, China, and other countries and any retaliatory actions taken by such countries). For example, during the period from 2018 through mid-year 2022, the United Kingdom and the European Union imposed tariffs on the import of American whiskey in response to tariffs imposed by the U.S. on imports from several countries, including those in the European Union. These tariffs are currently slated to be reinstated and doubled if an agreement is not reached by March 31, 2025. Any new trade agreements, economic sanctions, or new, expanded or retaliatory tariffs could result in an increase in the price of our and our customer’s products, could increase the costs of finished goods and raw materials (including finished goods produced through our joint venture operations in Mexico and our Northern Ireland operations as well as raw materials we procure from outside the U.S.), could prompt consumers to seek alternative products, could result in a supply imbalance in the U.S if we and our competitors have reduced sales in other countries, and could potentially impact our business, financial condition, or results of operations.

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

Various jurisdictions have adopted or may seek to adopt significant additional product labeling or warning requirements or limitations on the availability of our products relating to the content or perceived adverse health consequences of some of our products. Several of these labeling regulations or laws require warnings on any product with substances that the jurisdiction lists as potentially associated with cancer or birth defects and heightened requirements could be imposed. If additional or more severe requirements of this type are imposed on one or more of our major products under current or future health, environmental, or other laws or regulations, they could inhibit sales of such products. Further, we cannot predict whether our products will become subject to increased rules and regulations, which, if enacted, could increase our costs or adversely impact sales. For example, in early January 2025, the U.S. Surgeon General suggested requiring that alcohol products have labels with increased and more prominent warnings regarding the health risks of alcohol consumption and in the past, advocacy groups in Australia, Canada, and the United Kingdom have called for the consideration of requiring the sale of alcohol in plain packaging with more comprehensive health warnings or have launched additional health-related campaigns in an effort to change drinking habits in those countries. This could result in additional governmental regulations concerning the production, marketing, labeling, or availability of our products, any of which could damage our reputation, make our brands unrecognizable, or reduce demand of our products, which could adversely affect our profitability.

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

We market and sell our products in over 50 countries. Some of the countries where we do business have a higher risk of corruption than others. While we are committed to doing business in accordance with applicable anti-corruption laws, trade sanctions and restrictions, and other similar laws and regulations, along with our Code of Conduct and our other policies, we remain subject to the risk that an employee, or one of our business partners, may take action determined to be in violation of international trade, money laundering, anti-corruption, or other laws, sanctions, or regulations, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, or equivalent laws. Any determination that our operations or activities are not in compliance with applicable laws or regulations, particularly those related to anti-corruption and international trade, could result in investigations, interruption of business, loss of business partner relationships, suspension or termination of licenses and permits (our own or those of our partners), imposition of fines, legal or equitable sanctions, negative publicity, and management distraction. Any media coverage associated with misconduct under these laws and regulations, even if unwarranted or baseless, could damage our reputation and sales. Further, our continued compliance with applicable anti-corruption or other laws or regulations, our Code of Conduct, and our other policies could result in higher operating costs.

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

We are, and from time to time may become, subject to litigation, and adverse outcomes in such litigation could have a material adverse effect on our business.

We are, and from time to time may become, subject to litigation and various legal proceedings in the ordinary course of our business, including litigation and proceedings related to commercial disputes, intellectual property matters, privacy and data protection and employment disputes, as well as stockholder derivative suits, class action lawsuits, mass arbitrations and other matters, that may involve claims for substantial amounts of money or for other relief, result in significant costs for legal representation, arbitration fees, or other legal or related services, or necessitate changes to our business or operations.

In particular, we and other companies operating in our industry may face the possibility of class action or similar litigation alleging that the continued excessive use or abuse of beverage alcohol has caused death or serious health problems. It is also possible that governments could assert that the use of alcohol has significantly increased government funded health care costs. Litigation or assertions of this type have adversely affected companies in the tobacco industry, and it is possible that we, as well as our distributors, customers, or suppliers, could be named in litigation of this type. Also, lawsuits have been brought in a number of U.S. states against beverage alcohol manufacturers and marketers alleging improper alcohol marketing, advertising, or distribution practices, including improperly targeting underage consumers in their advertising. While we have not been named in these lawsuits, we could be named in similar lawsuits in the future.

The defense of these actions is time consuming and expensive and may subject us to damages, penalties, or fines as well as reputational damage to our business. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigations or legal proceedings could result in liability that, to the extent not covered by our insurance, could have a material adverse effect on our business, financial condition, and results of operations. See also Part I, “Item 3―Legal Proceedings” and Part II, Item 8, Note 11, Commitments and Contingencies, to our Consolidated Financial Statements.

RISKS RELATED TO OUR CAPITAL STRUCTURE

Common Stockholders have limited rights under our Articles of Incorporation.

Under our Articles of Incorporation, (i) holders of our preferred stock, par value $10.00 per share (“Preferred Stock”), are entitled to elect five of our nine directors and (ii) only holders of our Preferred Stock are entitled to vote with respect to a merger, dissolution, lease, exchange or sale of substantially all of our assets, or on an amendment to the Articles of Incorporation, unless such action would increase or decrease the authorized shares or par value of the Common or Preferred Stock, or change the powers, preferences or special rights of the Common or Preferred Stock so as to affect the holders of Common Stock adversely. Generally, our Common Stock and Preferred Stock vote as separate classes on all other matters requiring stockholder approval.

As of December 31, 2024, the majority of the outstanding shares of our Preferred Stock is beneficially owned by one individual, who is effectively in control of the election of five of our nine directors under our Articles of Incorporation. Furthermore, a group of stockholders beneficially owning approximately 23 percent of our Common Stock as of December 31, 2024 (excluding shares controlled by certain other stockholders) have a right to nominate up to two of the four directors to be elected by holders of our Common Stock pursuant to the terms of a shareholders’ agreement, provided they continue to hold a certain amount of our Common Stock, and two other individuals who beneficially own approximately 13 percent of our Common Stock as of December 31, 2024 have agreed to vote in favor of those nominees with respect to any shares of Common Stock over which they have sole voting control.

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

Our ability to make and sell our products depends upon the availability of raw materials and energy resources. Prices and supply of all products are subject to market forces, such as inflation, weather, changes in domestic and global demand and supply, and global political or economic issues.

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
•Our financial results may be negatively impacted by cash expenses and non-cash charges incurred in connection with an acquisition if goodwill or other intangible assets we acquire become impaired. For example, in the fourth quarter 2024, we recorded a goodwill impairment charge related to the Branded Spirits reporting unit. See also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Goodwill and Indefinite-Lived Intangible Assets” and Part II, Item 8, Note 5, Goodwill and Other Intangible Assets, to our Consolidated Financial Statements.
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

Our revolving credit facility bears interest at variable rates. The U.S. Federal Reserve began raising the Federal Funds interest rate in early 2022 and continued to do so throughout the first half of 2023. Although the Federal Reserve cut interest rates during 2024, they may again raise interest rates in the future. Any increase in interest rates would increase the cost of servicing our variable rate debt and could materially reduce our profitability and cash flows. In addition, higher interest rates could increase the future cost to refinance our convertible notes or the cost of financing any future acquisitions. Assuming our revolving credit facility was fully drawn up to the current $400 million maximum principal commitment, for each 1% increase in Secured Overnight Financing Rate (“SOFR”) would result in a $4.0 million increase in annual interest expense under the revolving credit facility.

If we were to lose any of our key personnel, we may not be able to fully implement our strategic plan, and our system of internal controls could be impacted.

We rely on the continued services of key personnel involved in management, finance, product development, sales, manufacturing, marketing, human resources, operations, and distribution, and upon the efforts and abilities of our executive management team. The loss of service of any of our key personnel could be disruptive to our operations and create uncertainty about our business and future direction, which could have a material adverse effect on our business, financial condition, results of operations, or on our system of internal controls. On December 31, 2024, David S. Bratcher’s service as our Chief Executive Officer and President ended, and Brandon M. Gall was appointed to serve as our Interim President and Chief Executive Officer effective January 1, 2025, in addition to serving in his current role of Chief Financial Officer. We are currently conducting a search for a permanent President and Chief Executive Officer.

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

Our products are sold in more than 50 countries; accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. In addition, we are subject to potential business disruption caused by military conflicts; the results of elections; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the U.S.; and health pandemics. If shipments of our products to international markets were to experience significant disruption, it could have a material adverse effect on our financial results. We are also subject to financial risks and our business has been, and could in the future also be, negatively impacted by unfavorable economic conditions, including inflation, deflation, exchange rate fluctuations, and credit or capital market instability. See also “—Tariffs imposed by the U.S. and other countries, as well as rapidly changing trade relations, could negatively impact our customers and have a material adverse effect on our business and results of operations.”

Covenants and other provisions in our credit arrangements could hinder our ability to operate. Our failure to comply with covenants in our credit arrangements could result in the acceleration of the debt extended under such agreements, limit our liquidity, and trigger other rights of our lenders.

Our credit arrangements contain a number of financial and other covenants that include provisions which require us, in certain circumstances, to meet certain financial tests. These covenants could hinder our ability to operate and could reduce our profitability. The lender may also terminate or accelerate our obligations under our credit arrangements upon the occurrence of various events in addition to payment defaults and other breaches. Any acceleration of our debt or termination of our credit arrangements would negatively impact our overall liquidity and might require us to take other actions to preserve any remaining liquidity. Although we anticipate that we will be able to meet the covenants in our credit arrangements, there can be no assurance that we will do so, as there are a number of external factors that affect our operations over which we have little or no control, that could have a material adverse effect on our business, financial condition, or results of operations. See also Part II, Item 8, Note 7, Corporate Borrowings, to our Consolidated Financial Statements.

Pandemics or other health crises could disrupt or otherwise negatively impact our operations, including the demand for our products and our ability to produce and deliver our products.

A pandemic, such as COVID-19, or another widespread health crisis, could have a negative impact on our operations, including voluntary or mandatory temporary closures of our facilities or offices; interruptions to our supply chain, which could impact the cost or availability of raw materials; disruptions or restrictions on our ability to travel or to market and distribute our products; reductions in consumer demand for our products or those of our customers due to bar and restaurant closures or reduced consumer traffic in bars, restaurants, and other locations; and labor shortages.

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

Cash dividends and share repurchases are subject to uncertainties which could affect the price of our Common Stock.

The payment of dividends, the amount of any dividends, and any share repurchase program require approval of our Board of Directors. Future dividend payments and share repurchases are also subject to our financial results, the availability of statutory surplus funds to pay dividends, restrictions in our debt agreements, and our capital allocation strategy. These or other factors could result in a change to our current policy of paying dividends on our Common Stock, us paying smaller dividends on our Common Stock in the future, or a change in the amount, timing and frequency of any share repurchases. A change in dividend payments or share repurchases could adversely affect the price of our Common Stock. Additionally, any share repurchases may not enhance shareholder value because the market price of our Common Stock may decline below the levels at which we repurchased shares of Common Stock, and short-term stock price fluctuations could reduce the program’s effectiveness.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY
Risk Management and Strategy. We have a multi-pronged approach to assess, identify, and manage material risks from cybersecurity threats that is aligned with the National Institute of Standards and Technology framework. This approach includes system testing and patching, continuous monitoring, end-user training and awareness, multi-layered security, redundancy mechanisms, encryption, and internal audits and assessments. Assessment of cybersecurity risk is part of our overall enterprise risk management (“ERM”) process, which is reviewed by the Audit Committee of our Board of Directors, along with our strategies for managing our cybersecurity risks.

We maintain technical and organizational safeguards, including regular employee training and phishing simulations, incident response capability reviews and exercises, cybersecurity insurance, and business continuity mechanisms for the protection of our assets. If faced with a cybersecurity incident, our IT team is trained to focus on responding to and containing the threat and minimizing any business impact, as appropriate. In the event of an incident, our IT team assesses, among other factors, safety impact, supply chain and manufacturing disruption, data and personal information loss, business operations disruption, projected cost, and potential for reputational harm.

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

We rely on various third-party service providers and a cybersecurity incident at any of our third-party service providers could materially adversely impact us. We evaluate third-party service providers from a cybersecurity risk perspective using a range of measures, including information security and cybersecurity due diligence assessments, ongoing monitoring and evaluation of our providers, examination of available System and Organization Controls attestation reports, and inclusion security and privacy contractional provisions in our agreements with our providers. However, we rely on our third-party service providers to implement security programs commensurate with their risk, and we cannot ensure that their efforts will be successful.

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

Governance. The Audit Committee of our Board of Directors is responsible for overseeing risk assessments and risk management, including cybersecurity risks. Our IT team is responsible for assessing and managing our risks from cybersecurity threats. Our IT team is led by our Vice President of Information Technology and Security, who reported to our Chief Financial Officer during 2024. Our Vice President of Information Technology and Security provides updates on cybersecurity threats and risks to the Audit Committee of our Board of Directors throughout the year. In addition, the Audit Committee reviewed cybersecurity risks and mitigation strategies in 2024 as part of their oversight of our enterprise risk management process.

Our Vice President of Information Technology and Security has over 25 years of experience in IT and has held a variety of IT roles across multiple business lines within the financial services, aviation, and hospitality industries. He received both his bachelor’s and master’s degrees in information management and holds Certified Information Systems Security Professional (“CISSP”) certification.

Our Vice President of Information Technology and Security monitors our processes for preventing, detecting, mitigating, and remediating cybersecurity incidents through his management of, and participation in, the cybersecurity risk management and strategy processes described above, including through the operation of our incident response plans, which include escalation to our Interim Chief Executive Officer and Chief Financial Officer, as appropriate.

ITEM 2.  PROPERTIES

As of February 26, 2025, our material properties include:

Location		Principal Activities	Segment
United States:
Atchison, Kansas		Wheat flour processing, warehousing, research and quality control laboratories, office space, and a technical innovation center	Ingredient Solutions and Corporate
Leawood, Kansas	(a)	Office space	Corporate
Lawrenceburg and Greendale, Indiana		Distillery, warehousing, tank farm, quality control laboratory, and research and development	Distilling Solutions
Sunman, Indiana		Warehousing facility	Distilling Solutions
Williamstown, Kentucky		Warehousing facility	Distilling Solutions
Springfield, Kentucky	(a)	Warehousing facilities	Distilling Solutions
Lebanon, Kentucky		Distillery, office space, and retail location	Branded Spirits
Bardstown, Kentucky		Distillery, office space, retail location, and warehousing facilities	Branded Spirits and Distilling Solutions
St. Louis, Missouri		Bottling facility, warehousing facility, office space(a), and fulfillment center(a)	Branded Spirits and Corporate
Cleveland, Ohio		Bottling facility and office space	Branded Spirits
International:
Arandas, Mexico	(b)	Distillery, office space, and agave farm	Branded Spirits
Londonderry, Northern Ireland		Bottling and blending facility and office space	Branded Spirits
(a) Facility is leased.
(b) These properties are owned and operated by our joint ventures, Agricola and DGL.

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
PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the Nasdaq Global Select Market under the ticker symbol MGPI.  As of February 21, 2025, there were approximately 277 holders of record of our Common Stock. According to reports received from Nasdaq, the average daily trading volume of our Common Stock (excluding block trades) ranged from 70,688 to 3,398,021 shares during the year ended December 31, 2024.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return of our Common Stock for the five-year period ended December 31, 2024, against the cumulative total return of the S&P 500 Stock Index (broad market comparison), Russell 3000 (broad market comparison), and Russell 2000 - Consumer Staples (line of business comparison). The graph assumes $100 (one hundred dollars) was invested on December 31, 2019, and that all dividends were reinvested.

Comparison of Five-Year Cumulative Total Shareholder Return
Index Value
250
200
150
100
50
0
2019
2020
2021
2022
2023
2024
Period Ending
MGPI
S&P 500
Russell 3000
Russell 2000 - Consumer Staples

PURCHASES OF EQUITY SECURITIES BY ISSUER

Share repurchase activity during the quarter ended December 31, 2024 was as follows:

	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
October 1, 2024 through October 31, 2024	—		$—	—	$90,000
November 1, 2024 through November 30, 2024	557,552	(2)	49.09	557,552	62,630
December 1, 2024 through December 31, 2024	201,024	(2)	45.86	201,024	53,412
Total	758,576			758,576

(1)On February 29, 2024, we announced that our Board of Directors approved a $100,000 share repurchase program. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice.
(2)All shares were repurchased under the share repurchase program announced on February 29, 2024.

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

Distilling Solutions Segment

Our Distilling Solutions segment mission is to cultivate lasting partnerships with customers across all product categories by leveraging our technical distilling expertise, strong sales and operating platform, aging whiskey inventory, and unique project development skills. Our Distilling Solutions segment is subject to unfavorable macro industry trends, which include increased competition as industry participants seek to capitalize on consumer trends, inflation and interest rate impacts on customers, overall American whiskey supply and consumer consumption patterns, as well as increased commodity prices. Our strategy for the Distilling Solutions segment is to further develop our existing customer relationships, expand our core strengths through innovation, services and stability, cultivate additional domestic customers for brown goods sales, and increase our global presence in the American whiskey market.

We continue to focus on attracting customers and developing customer relationships for our brown goods as well as shifting our focus away from industrial alcohol, fuel grade alcohol, and white beverage alcohol. During 2024, the industry experienced a softening of American whiskey category trends as well as elevated industry-wide barrel whiskey inventories, which led to instances of customer contract non-performance that put pressure on our brown goods business. We expect these trends to continue. Distilling Solutions segment sales for 2024 decreased 26 percent over the prior year.

Branded Spirits Segment

Our Branded Spirits segment mission is to align our product offering and enhance focus on growing spirits categories and price tiers. The favorable macro industry trends we anticipate will benefit our business in the long-term include growth in high-end whiskey and tequila brands as well as long-term growth in the U.S. across all spirit categories in the premium plus price tier. Our Branded Spirits segment is also subject to unfavorable macro industry trends, which include inflation and interest rate impacts on consumers, increased competition as industry participants seek to capitalize on consumer trends, as well as changes in consumer consumption patterns. Our strategy for the Branded Spirits segment is to focus on the right brands at the right price points in the right spirits categories to maximize profit for the Company. Additionally, our strategy is to grow our overall points of distribution, increase innovation, build brand awareness, and continue to invest in our people. Branded Spirits segment sales for 2024 decreased 5 percent over the prior year.

Ingredient Solutions Segment

Our Ingredient Solutions segment mission is to remain a strategic business partner of choice earning meaningful relationships through collaboration, innovation, and dedication to best-in-class customer service. The favorable macro industry trends we anticipate will benefit our business include more consumer focus on high fiber and lower net carbs, high protein, plant-based protein, and non-GMO products. We continue to provide customer solutions, taking advantage of our position within growing consumer trends. Our strategy for the Ingredient Solutions segment is to expand and optimize our dietary fiber, plant proteins, and clean label starches; expand our extruded products platform; and continue to innovate and expand opportunities through research and development. Ingredient Solutions segment sales for 2024 decreased 1 percent over the prior year.

RESULTS OF OPERATIONS

Consolidated results

The table below details the consolidated results for 2024, 2023 and 2022:

	Year Ended December 31,			% Increase (Decrease)
	2024	2023	2022	2024 v. 2023		2023 v. 2022
Sales	$703,625	$836,523	$782,358	(16)%		7%
Cost of sales	417,308	531,811	529,052	(22)		1
Gross profit	286,317	304,712	253,306	(6)		20
Gross margin %	40.7%	36.4%	32.4%	4.3	pp(a)	4.0	pp(a)
Advertising and promotion expenses	40,508	38,213	29,714	6		29
SG&A expenses	81,391	91,395	74,627	(11)		22
Impairment of long-lived assets and other	137	19,391	—	(99)		N/A
Goodwill impairment	73,755	—	—	N/A		N/A
Change in fair value of contingent consideration	16,100	7,100	—	127		N/A
Operating income	74,426	148,613	148,965	(50)		—
Operating margin %	10.6%	17.8%	19.0%	(7.2)	pp	(1.2)	pp
Interest expense, net	(8,439)	(6,647)	(5,451)	27		22
Other income (expense), net	2,455	(220)	(3,342)	(1,216)		(93)
Income before income taxes	68,442	141,746	140,172	(52)		1
Income tax expense	33,977	34,616	31,300	(2)		11
Effective tax expense rate %	49.6%	24.4%	22.3%	25.2	pp	2.1	pp
Net income	$34,465	$107,130	$108,872	(68)%		(2)%
Net income margin %	4.9%	12.8%	13.9%	(7.9)	pp	(1.1)	pp

Basic EPS	$1.56	$4.82	$4.94	(68)%		(2)%
Diluted EPS	$1.56	$4.80	$4.92	(68)%		(2)%
(a) Percentage points (“pp”).

Sales

2024 to 2023 - Sales for 2024 were $703,625, a decrease of 16 percent compared to 2023, which was the result of decreased sales in each segment. Distilling Solutions segment sales decreased 26 percent, primarily due to decreased sales of white goods and other co-products in connection with the December 2023 closure of the Atchison Distillery and decreased brown goods sales. Branded Spirits segment sales decreased 5 percent, primarily due to decreased sales of brands within the mid and value price tiers. Ingredient Solutions segment sales decreased 1 percent, primarily due to decreased sales of specialty wheat proteins and commodity wheat starches, partially offset by increased sales of specialty wheat starches.

2023 to 2022 - Sales for 2023 were $836,523, an increase of 7 percent compared to 2022, which was the result of increased sales in the Distilling Solutions, Branded Spirits, and Ingredient Solutions segments. Distilling Solutions segment sales were up 5 percent, primarily due to an increase in sales of brown goods. Branded Spirits segment sales increased 7 percent, primarily due to increased sales of brands in the premium plus price tier. Ingredient Solutions segment sales increased 14 percent due to increased sales across all Ingredient Solutions product lines.

Gross profit

2024 to 2023 - Gross profit for 2024 was $286,317, a decrease of 6 percent compared to 2023. The decrease was driven by a decrease in gross profit in the Ingredient Solutions and Distilling Solutions segments, partially offset by an increase in gross profit in the Branded Spirits segment. The Ingredient Solutions segment gross profit decreased by $20,773, or 44 percent. The Distilling Solutions segment gross profit decreased by $3,037, or 2 percent. The Branded Spirits segment gross profit increased by $5,415, or 5 percent.

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

Advertising and promotion expenses

2024 to 2023 - Advertising and promotion expenses for 2024 were $40,508, an increase of 6 percent compared to 2023. This increase was primarily driven by increased advertising and promotion investment in the Branded Spirits segment, specifically in the premium plus price tiers.

2023 to 2022 - Advertising and promotion expenses for 2023 were $38,213, an increase of 29 percent compared to 2022. This increase was primarily driven by increased advertising and promotion investment in the Branded Spirits segment, primarily in the premium plus price tiers.

SG&A expenses

2024 to 2023 - SG&A expenses for 2024 were $81,391, a decrease of 11 percent compared to 2023. The decrease in SG&A expenses was primarily due to reduced incentive compensation expenses.

2023 to 2022 - SG&A expenses for 2023 were $91,395, an increase of 22 percent compared to 2022. The increase in SG&A expenses was primarily due to higher personnel expenses and incentive compensation, inclusive of certain incremental costs incurred relating to our CEO transition, and business acquisition expenses related to the acquisition of Penelope.

Operating income

	Operating income	% Increase (Decrease)
Operating income for 2022	$148,965
Increase in gross profit - Distilling Solutions segment(a)	18,682	13	pp(b)
Increase in gross profit - Branded Spirits segment(a)	17,260	12	pp
Increase in gross profit - Ingredient Solutions segment(a)	15,464	10	pp
Increase in advertising and promotion expenses	(8,499)	(6)	pp
Increase in SG&A expenses	(16,768)	(11)	pp
Impairment of long-lived assets and other	(19,391)	(13)	pp
Change in fair value of contingent consideration	(7,100)	(5)	pp
Operating income for 2023	148,613	—%

Decrease in gross profit - Ingredient Solutions segment(a)	(20,773)	(14)	pp(b)
Decrease in gross profit - Distilling Solutions segment(a)	(3,037)	(2)	pp
Increase in gross profit - Branded Spirits segment(a)	5,415	4	pp
Increase in advertising and promotion expenses	(2,295)	(2)	pp
Decrease in SG&A expenses	10,004	7	pp
Decrease in impairment of long-lived assets and other	19,254	13	pp
Goodwill impairment	(73,755)	(50)	pp
Change in fair value of contingent consideration	(9,000)	(6)	pp
Operating income for 2024	$74,426	(50)%
(a) See segment discussion.
(b) Percentage points (“pp”).

2024 to 2023 - Operating income for 2024 decreased to $74,426 from $148,613 for 2023, primarily due to the $73,755 goodwill impairment related to the Branded Spirits segment recorded during the fourth quarter 2024, the decrease in gross profit in the Ingredient Solutions segment, the change in fair value of the contingent consideration liability related to the Penelope acquisition, the decrease in gross profit in the Distilling Solutions segment, and the increase in advertising and promotion expenses, as discussed above. These decreases were partially offset by the impact of the impairment of assets and other expenses in the prior year related to the closure of the Atchison Distillery which closed in December 2023, the decrease in SG&A expenses as discussed above, and the increase in gross profit in the Branded Spirits segment.

2023 to 2022 - Operating income for 2023 decreased to $148,613 from $148,965 for 2022, primarily due to the impairment of assets and other expenses of $19,391 related to the closure of the Atchison Distillery, increased SG&A expenses and advertising and promotion expenses as discussed above, and the change in fair value of contingent consideration of $7,100 related to the Penelope acquisition. These impacts were mostly offset by increased gross profit in all three segments.

Income tax expense

2024 to 2023 - Income tax expense for 2024 was $33,977, for an effective tax rate for the year of 49.6 percent. Income tax expense for 2023 was $34,616, for an effective tax rate for the year of 24.4 percent. The 25.2 percentage point increase was primarily due to the nondeductible impairment of goodwill, partially offset by a decrease in valuation allowance.

2023 to 2022 - Income tax expense for 2023 was $34,616, for an effective tax rate for the year of 24.4 percent. Income tax expense for 2022 was $31,300, for an effective tax rate for the year of 22.3 percent. The 2.1 percentage point increase was primarily due to an increase in valuation allowances and lower tax credits.

Basic and diluted EPS

	EPS	% Increase (Decrease)
Basic EPS for 2022	$4.94
Change in operating income(a)	(0.02)	—	pp(b)
Change in interest expense(a)	(0.04)	(1)	pp
Change in other income (expense), net(a)	0.11	2	pp
Change in weighted average shares outstanding(c)	(0.02)	—	pp
Change in effective tax rate	(0.15)	(3)	pp
Basic EPS for 2023	4.82	(2)%
Impact of dilutive shares outstanding	(0.02)	(1)	pp
Diluted EPS for 2023	$4.80	(3)%

	EPS	% Increase (Decrease)
Basic EPS for 2023	$4.82
Change in operating income(a)	(2.53)	(52)	pp(b)
Change in interest expense(a)	(0.06)	(2)	pp
Change in other income (expense), net(a)	0.09	2	pp
Change in weighted average shares outstanding(c)	0.01	—	pp
Change in effective tax rate	(0.77)	(16)	pp
Basic and diluted EPS for 2024	$1.56	(68)%
(a)Items are net of tax based on the effective tax rate for each base year.
(b)Percentage points (“pp”).
(c)Weighted average shares outstanding change primarily related to the vesting of employee restricted stock units (“RSUs”), our withholding and purchase of vested RSUs from employees to pay withholding taxes, and the granting of Common Stock to directors. Additionally, during 2024, the weighted average shares outstanding were impacted by shares repurchased, pursuant to the Company’s share repurchase program.

2024 to 2023 - Basic and diluted EPS was $1.56 in 2024, compared to $4.82 and $4.80, respectively in 2023. The change in basic and diluted EPS was primarily due to a decrease in operating income and increase in the effective tax rate, both driven primarily by the nondeductible goodwill impairment. Additionally, the decrease was related to an increase in interest expense. These decreases were partially offset by the change other income (expense), net related to equity method investment income.

2023 to 2022 - Basic EPS decreased to $4.82 in 2023 from $4.94 in 2022, primarily due to the increase in effective tax rate, partially offset by a decrease in other income (expense), net. Diluted EPS decreased to $4.80 in 2023 from $4.92 in 2022, primarily due to the above described changes in basic EPS as well as the impact of dilutive shares outstanding related to the conversion feature of the Convertible Senior Notes.

DISTILLING SOLUTIONS SEGMENT

	DISTILLING SOLUTIONS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/ (Decrease)
	2024	2023	$ Change		% Change
Brown goods	$265,873	$289,191	$(23,318)		(8)%
Warehouse services	33,430	28,632	4,798		17
White goods and other co-products	32,901	133,031	(100,130)		(75)
Total Distilling Solutions	$332,204	$450,854	$(118,650)		(26)%

	Change in Year-versus-Year Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Brown goods	(8)%	5%	(13)%

	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/(Decrease)
	2024	2023	Change		% Change
Gross profit	$141,927	$144,964	$(3,037)		(2)%
Gross margin %	42.7%	32.2%	10.5	pp(d)
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
(d) Percentage points (“pp”).

2024 compared to 2023
Total Distilling Solutions sales for 2024 decreased by $118,650, or 26 percent, compared to 2023. The decrease in sales of the Distilling Solution segment is primarily related to the decrease in sales volume of white goods and other co-products, which was due to the closure of the Atchison Distillery during December 2023. The decrease in brown goods was primarily related to a decrease in net price/mix (as defined above), partially offset by increased sales volume. The brown goods decline was primarily the result of softening American whiskey category trends and elevated industry-wide barrel inventories, leading to softer than expected spot sales, and instances of customer contract non-performance. These dynamics put pressure on our brown goods business. These decreases were partially offset by increased sales of warehouse services.
Gross profit decreased year versus year by $3,037, or 2 percent. Gross margin for 2024 increased to 42.7 percent from 32.2 percent for 2023. The decrease in gross profit was due primarily to a decrease in brown goods sales due to net price/mix as we sold younger barrels on average in 2024 compared to 2023. This decline was partially offset by the positive impact the closure of the Atchison Distillery had on white goods and other co-products’ gross profit and gross margin.

	DISTILLING SOLUTIONS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/ (Decrease)
	2023	2022	$ Change		% Change
Brown goods	$289,191	$229,523	$59,668		26%
Warehouse services	28,632	23,598	5,034		21
White goods and other co-products	133,031	175,357	(42,326)		(24)
Total Distilling Solutions	$450,854	$428,478	$22,376		5%

	Change in Year-versus-Year Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Brown goods	26%	3%	23%

	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/(Decrease)
	2023	2022	Change		% Change
Gross profit	$144,964	$126,282	$18,682		15%
Gross margin %	32.2%	29.5%	2.7	pp(d)
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
(d) Percentage points (“pp”).

2023 compared to 2022
Total Distilling Solutions sales for 2023 increased by $22,376, or 5 percent, compared to 2022. Sales of brown goods and warehouse services increased while white goods and other co-products decreased compared to 2022. The increase in sales of brown goods was driven by an increase in net price/mix and higher sales volume. This increase was partially offset by a decrease in sales of white goods and other co-products which was driven primarily by lower sales volume in connection with the Atchison Distillery closure, partially offset by higher net price/mix.
Gross profit increased year versus year by $18,682, or 15 percent. Gross margin for 2023 increased to 32.2 percent from 29.5 percent for 2022. The increase in gross profit was due primarily to increased net/price mix and increased volume of higher margin brown goods. This increase was partially offset by larger gross profit losses in the Atchison Distillery.

BRANDED SPIRITS SEGMENT

	BRANDED SPIRITS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/ (Decrease)
	2024	2023	$ Change		% Change
Premium plus	$110,991	$105,465	$5,526		5%
Mid	63,454	75,676	(12,222)		(16)
Value	42,100	47,907	(5,807)		(12)
Other	24,271	24,885	(614)		(2)
Total Branded Spirits	$240,816	$253,933	$(13,117)		(5)%

	Change in Year-versus-Year Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Branded Spirits	(5)%	(7)%	2%

	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/(Decrease)
	2024	2023	Change		% Change
Gross profit	$118,196	$112,781	$5,415		5%
Gross margin %	49.1%	44.4%	4.7	pp(d)
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
(d) Percentage points (“pp”).

2024 compared to 2023

Total Branded Spirits sales for 2024 decreased by $13,117, or 5 percent, compared to 2023, due primarily to our optimization efforts, including increased pricing on certain lower margin mid and value brands, which resulted in decreased sales volume of select brands within those price tiers. This decrease was partially offset by an increase in sales of brands within the premium plus price tier, which was primarily due to the acquisition and growth of Penelope.
Gross profit increased year versus year by $5,415, or 5 percent. Gross margin for 2024 increased to 49.1 percent compared to 44.4 percent for 2023. The increase in gross profit was primarily driven by increased net price/mix driven primarily by the acquisition of Penelope, and increased pricing on certain mid and value brands. The increase was also driven by lower average unit cost within the segment.

	BRANDED SPIRITS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/ (Decrease)
	2023	2022	$ Change		% Change
Premium plus	$105,465	$84,730	$20,735		24%
Mid	75,676	82,530	(6,854)		(8)
Value	47,907	47,395	512		1
Other	24,885	23,284	1,601		7
Total Branded Spirits	$253,933	$237,939	$15,994		7%

	Change in Year-versus-Year Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Branded Spirits	7%	(6)%	13%

	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/(Decrease)
	2023	2022	Change		% Change
Gross profit	$112,781	$95,521	$17,260		18%
Gross margin %	44.4%	40.1%	4.3	pp(d)
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
(d) Percentage points (“pp”).

2023 compared to 2022
Total Branded Spirits sales for 2023 increased by $15,994, or 7 percent compared to 2022. Sales of brands within the premium plus price tier as well as sales within the other category and the value price tier increased while sales of brands within the mid price tier decreased. The increase in sales of brands within the premium plus price tier was primarily due to the acquisition of Penelope, an increase in net price/mix, and an increase in sales volume. Sales within the value and other categories increased primarily due to an increase in net price/mix. These increases were partially offset by decreased sales of brands within the mid price tier, primarily due to decreased sales volume as a result of sales shifting to higher margin accretive brands within the premium plus price tier, partially offset by an increase in net price/mix within the mid price tier.
Gross profit increased year versus year by $17,260, or 18 percent. Gross margin for 2023 increased to 44.4 percent compared to 40.1 percent for 2022. The increase in gross profit was primarily driven by contributions from the acquisition and growth of Penelope as well as by higher net price/mix in the premium plus, value, mid, and other price tiers. These increases were partially offset by increased input costs across all categories.

INGREDIENT SOLUTIONS SEGMENT

	INGREDIENT SOLUTIONS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/ (Decrease)
	2024	2023	$ Change		% Change
Specialty wheat starches	$76,005	$66,050	$9,955		15%
Specialty wheat proteins	41,768	48,291	(6,523)		(14)
Commodity wheat starches	12,351	16,413	(4,062)		(25)
Commodity wheat proteins	481	982	(501)		(51)
Total Ingredient Solutions	$130,605	$131,736	$(1,131)		(1)%

	Change in Year-versus-Year Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	(1)%	4%	(5)%

	Other Financial Information
	Year Ended December 31,		Year-versus-year Increase/(Decrease)
	2024	2023	Change		% Change
Gross profit	$26,194	$46,967	$(20,773)		(44)%
Gross margin %	20.1%	35.7%	(15.6)	pp(d)
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
(d) Percentage points (“pp”).

2024 compared to 2023
Total Ingredient Solutions sales for 2024 decreased by $1,131, or 1 percent, compared to 2023. The decrease was primarily driven by decreased net price/mix across all product categories, as well as a decrease in sales volume of specialty wheat proteins primarily due to continued export market headwinds. Additionally, the decrease was attributable to a decrease in sales volume of commodity wheat starches. These decreases were partially offset by an increase in sales volume of specialty wheat starches.
Gross profit decreased year versus year by $20,773, or 44 percent. Gross margin for 2024 decreased to 20.1 percent from 35.7 percent for 2023. The decrease in gross profit was primarily driven by higher input costs associated with the removal of the intercompany credit for the waste starch slurry by-product since the closure of the Atchison Distillery, as well as other costs incurred to ready the waste starch for commercial sale. Additionally, we incurred incremental costs for the new extrusion manufacturing facility as well as other unexpected plant related costs during the year. The decrease in gross profit was also attributable to decreased net price/mix and sales volume of specialty wheat proteins.

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
(d) Percentage points (“pp”).

2023 compared to 2022
Total Ingredient Solutions sales for 2023 increased by $15,795, or 14 percent, compared to 2022. The increase in Ingredient Solutions sales was driven by increases in sales in all product lines. The higher sales of specialty wheat proteins was driven by higher net price/mix and higher sales volume. Additionally, sales of specialty wheat starches and commodity wheat starches increased primarily due to higher net price/mix, partially offset by lower sales volume.

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

Cash Flow Summary	Year Ended December 31,			Changes, Year versus Year-Increase / (Decrease)
	2024	2023	2022	2024 v. 2023	2023 v. 2022
Cash provided by operating activities	$102,278	$83,783	$88,936	$18,495	$(5,153)

Cash used in investing activities	(71,558)	(159,242)	(47,813)	87,684	(111,429)

Cash provided by (used in) financing activities	(23,803)	45,924	(14,764)	(69,727)	60,688

Effect of exchange rate changes on cash and cash equivalents	(32)	34	(38)	(66)	72

Increase (decrease) in cash and cash equivalents	$6,885	$(29,501)	$26,321	$36,386	$(55,822)

Operating Activities. Cash provided by operating activities was $102,278 during the year ended December 31, 2024. The cash provided by operating activities during 2024 resulted primarily from net income of $34,465 and adjustments for non-cash or non-operating charges of $114,994, including goodwill impairment, depreciation and amortization, the change in fair value of contingent consideration, and share-based compensation, partially offset by uses of cash due to changes in operating assets and liabilities of $47,181. The primary drivers of the changes in operating assets and liabilities were $18,155 use of cash related to an increase in inventories, primarily barreled distillate, and $15,111 use of cash related to accrued expenses and other related to reduced incentive compensation expenses.

Cash provided by operating activities was $83,783 during the year ended December 31, 2023. The cash provided by operating activities during 2023 resulted primarily from net income of $107,130, and adjustments for non-cash or non-operating charges of $56,263, including depreciation and amortization, impairment of long-lived assets and other, share-based compensation, partially offset by uses of cash due to changes in operating assets and liabilities of $79,610. The primary drivers of the changes in operating assets and liabilities were $46,921 use of cash related to an increase in inventories, primarily barreled distillate, and $32,397 use of cash related to an increase in receivables.

Investing Activities. Cash used in investing activities for the year ended December 31, 2024 was $71,558, which primarily resulted from additions to property, plant and equipment of $71,181 (see “Capital Spending”).

Cash used in investing activities for the year ended December 31, 2023 was $159,242, which primarily resulted from $103,712 related to the acquisition of Penelope and additions to property, plant and equipment of $55,267 (see “Capital Spending”).

Capital Spending. We manage capital spending to support our business growth plans. We have incurred $73,161, $61,108, and $47,859 of capital expenditures and have paid $71,181, $55,267, and $45,323 for capital expenditures for the years ended December 31, 2024, 2023 and 2022, respectively. The difference between the amount of capital expenditures incurred and amount paid is due to the change in capital expenditures in accounts payable. We expect approximately $36,000 in capital expenditures for 2025, which we expect to use for facility improvement and expansion, facility sustenance projects, and environmental health and safety projects.

Financing Activities. Cash used in financing activities for the year ended December 31, 2024 was $23,803, due to repurchases of Common Stock of $48,773 (see “Treasury Purchases” and “Share Repurchases”), and payments of dividends and dividend equivalents of $10,630 (see Note 9, Equity and EPS for additional information), partially offset by net proceeds on long-term debt of $35,600 (see Long-Term and Short-Term Debt).

Cash provided by financing activities for the year ended December 31, 2023 was $45,924, primarily due to net proceeds on long-term debt of $57,400 (see Long-Term and Short-Term Debt), partially offset by payments of dividends and dividend equivalents of $10,675 (see Note 9, Equity and EPS for additional information).

Treasury Purchases. 81,942 RSUs vested and converted to common shares during the year ended December 31, 2024, of which we withheld and purchased for treasury 25,521 shares valued at $2,185 to cover payment of associated withholding taxes.

22,592 RSUs vested and converted to common shares during the year ended December 31, 2023, of which we withheld and purchased for treasury 8,437 shares valued at $801 to cover payment of associated withholding taxes.

Share Repurchases. On February 29, 2024, we announced that our Board of Directors approved a $100,000 share repurchase program. Under the share repurchase program, we can repurchase Common Stock from time to time for cash in open market purchases, privately negotiated transactions, or by other means, in accordance with applicable securities laws and other legal requirements. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice. During the year ended December 31, 2024, we repurchased 886,936 shares of Common Stock for approximately $46,588, resulting in approximately $53,412 remaining under the share repurchase program.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development, Board-approved dividends and share repurchases) and the overall cost of capital. Total debt was $323,541 (net of unamortized loan fees of $5,909) at December 31, 2024 and $287,249 (net of unamortized loan fees of $6,601) at December 31, 2023. Net borrowing on all debt for 2024 and 2023 were $35,600, and $57,400, respectively (see Note 7, Corporate Borrowings for additional information).

Dividends and Dividend Equivalents. See Note 9, Equity and EPS for further discussion.

On February 26, 2025, we announced a dividend payable to stockholders of record of our Common Stock, resulting in dividend equivalents payable to RSU holders, of $0.12 per share and per RSU. The dividend and dividend equivalent are payable on March 28, 2025 to stockholders of record and RSU holders as of March 14, 2025.

Financial Condition and Liquidity

Our principal uses of cash in the ordinary course of business are for input costs used in our production processes, salaries, and investments supporting our strategic plan, such as capital expenditures, the aging of barreled distillate primarily to support our branded spirits segment, and potential mergers or acquisitions.  Generally, during periods when commodities prices are rising, our operations require increased use of cash to support inventory levels.

Our principal sources of cash are product sales and borrowings on our various debt agreements.  Under these agreements, we must meet certain financial covenants and restrictions, and at December 31, 2024, we met those covenants and restrictions.

At December 31, 2024, our current assets exceeded our current liabilities by $453,686, largely due to our inventories, at cost, of $364,944. At December 31, 2024, our cash balance was $25,273, and we have used our various debt agreements for liquidity purposes, with $295,000 available under our Credit Agreement for additional borrowings and $226,800 available under the Note Purchase Agreement (see Note 7, Corporate Borrowings for additional information). We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments, dividend payments, share repurchases as well as potential mergers or acquisitions. Subject to market conditions, we could also fund future mergers and acquisitions through the issuance of additional shares of Common Stock. In addition, we have strong operating results such that we believe financial institutions should provide sufficient credit funding to meet our short-term financing requirements, if needed.

Contractual Obligations

The following table provides information on the amounts and payments of our contractual obligations at December 31, 2024:

	Payments due by period
	Total	Short-Term (a)		Long-Term
Long-term debt	$329,450	$6,400		$323,050
Interest on long-term debt (c)	66,836	4,606		62,230
Operating leases	17,891	4,777		13,114
Purchase commitments	83,029	79,355	(b)	3,674
Other	7,307	455		6,852
Total	$504,513	$95,593		$408,920
(a)Short-term obligation payments are due within 12 months from the current year end.
(b)Includes open purchase order commitments related to raw materials and packaging used in the ordinary course of business of $68,696.
(c)Excludes variable interest on long-term debt.

Industrial Revenue Bonds

We are in the process of completing several projects that have been financed using industrial revenue bonds in the state of Kentucky. Traditionally, industrial revenue bonds have been used as an economic development tool in the state to attract desirable businesses, including business in the bourbon industry, and have allowed a 15 to 40 year real property tax abatement on our renovated and newly-constructed warehouse buildings and distilleries in Kentucky. As of December 31, 2024, approximately $50,000 of our facilities in Nelson County, Kentucky and approximately $39,300 of our facilities in Williamstown, Kentucky were financed with industrial revenue bonds. The city then leased the facilities back to us under a capital lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay principal and interest on the bonds. Our obligation to pay rent under the lease is in the same amount and due on the same date as the obligation to pay debt service on the bonds which we hold. The lease permits us to present the bonds at any time for cancellation, upon which our obligation to pay basic rent would be canceled. At the bonds’ maturity, the facilities will revert to us without costs. If we were to present the bonds for cancellation prior to maturity, a nominal fee could be incurred. We may not be able to use industrial revenue bonds in the future due to legislative, regulatory, and related changes in the state of Kentucky.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  The application of certain of these policies places demands on management’s judgment, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain.  For all of these policies, management cautions that future events rarely develop as forecast, and estimates routinely require adjustment and may require material adjustment. We have identified the most critical accounting policies which involve the most complex and subjective judgments. These should be read in conjunction with the significant accounting policies discussed in Note 1, Nature of Operations and Summary of Significant Accounting Policies.

Contingent Consideration. The estimated fair value of the contingent consideration obligation associated with the acquisition of Penelope Bourbon LLC (“Penelope”) was determined using a Monte Carlo simulation approach at the acquisition date. This approach requires significant assumptions, including projected net sales, discount rates, and volatility rates. The contingent consideration liability is measured on a quarterly basis and recorded at fair value. The changes in fair value of the obligation result from changes in the key assumptions between measurement dates, such as projected net sales, discount rates, and volatility rates. The adjustment to fair value is recorded in the change in fair value of contingent consideration line on the Consolidated Statements of Income.

Goodwill and Indefinite-Lived Intangible Assets. We test goodwill and indefinite-lived intangible assets for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. We have the option to evaluate qualitative factors to assess if goodwill and indefinite-lived intangible assets are impaired before quantifying the fair value of the reporting unit. Management judgment is required in the evaluation of qualitative factors, determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. To the extent that the carrying amount exceeds fair value, an impairment of goodwill is recognized and allocated to the reporting units.

During the fourth quarter, we experienced a decrease in stock price and market capitalization as well as experienced the effects of the softening alcohol industry which contributed to declines in current year consolidated results and our forecasted outlook. Based on these factors, we performed a quantitative assessment of goodwill and our indefinite-lived intangible assets.

Goodwill - We engaged a third party valuation specialist to assist in comparing the fair value of the Branded Spirits reporting unit to the respective carrying value. The estimate of fair value of our reporting unit was calculated using equal weighting of the income approach that utilized the discounted cash flow method and the market approach that utilized the guideline public company method. Estimates in the determination of fair value of the reporting unit through the income approach were based on (i) discount rates based on the reporting unit’s weighed average cost of capital, (ii) future expected cash flows including revenue and operating margin projections, and (iii) long-term growth rates based on inflation forecasts, industry growth, and long-term economic growth potential. The market approach compares enterprise value and historical and projected results of public companies that reflect economic conditions and risks that are similar to the reporting unit to calculate an estimated enterprise value. These assumptions are based on historical trends as well as the projections and assumptions used in our budget and long-range plans. These assumptions reflect our estimates of future economic and competitive conditions which can be affected by several factors such as inflation, business valuations in the market, the economy, and market competition. Any changes in these assumptions may affect our fair value estimate and the results of an impairment test.

As a result of the quantitative goodwill impairment test, we recorded an impairment charge of $73,755 to adjust the carrying amount of the Branded Spirits reporting unit to fair value. This goodwill impairment is included as a component of operating income in the Consolidated Statement of Income for the year ended December 31, 2024 and as a reduction of goodwill in the Consolidated Balance Sheet as of December 31, 2024.

Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based upon the facts and circumstances present at each impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation. However, as it is reasonably possible that changes in assumptions could occur, as a sensitivity measure, we have presented the estimated effects of isolated changes in discount rates and long-term growth rates on the fair value of our reporting unit. These estimated changes in fair value are not necessarily representative of the actual impairment that would be recorded in the event of a fair value decline. The most sensitive assumption used in the analysis was a 10 percent discount rate. A 50 basis point increase to the discount rate would result in an approximate $17,000 increase in the impairment expense recorded, while a 50 basis point decrease in the rate would result in an approximate $20,000 decrease in the impairment expense recorded. The revenue projections and long-term growth rate assumptions are less sensitive. All else equal, a 50 basis point change in the average revenue projection or long-term growth rate would result in a change in impairment expense between $5,000 and $15,000.

Indefinite-lived intangibles - Additionally, in connection with the assessment of the same events and circumstances as discussed above, we performed a quantitative impairment test of our indefinite-lived intangible assets. The estimated fair value of our indefinite-lived intangible assets was calculated based on the income approach that utilized the relief from royalty method. When estimating the fair value, we made certain assumptions for our future revenue projections, market royalty rates, and discount rates. These assumptions reflect our estimates of future economic and competitive conditions which consider many factors including macroeconomic conditions, industry growth rates and competition. These factors are subject to change as a result of changing market conditions. Any changes in these assumptions may affect our fair value estimate and the results of an impairment test.

The results of the quantitative assessment indicated that the estimated fair values for the indefinite-lived intangible assets exceed their carrying value and no impairment loss was recognized for the year ended December 31, 2024.

Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based upon the facts and circumstances present at each impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation. However, as it is reasonably possible that changes in assumptions could occur, as a sensitivity measure, we have presented the estimated effects of isolated changes in discount rates and royalty rates on fair value of indefinite-lived intangible assets. These estimated changes in fair value are not necessarily representative of the actual impairment that would be recorded in the event of a fair value decline. The most sensitive assumption used in the analysis was a 10 percent discount rate. A 50 basis point increase in the discount rate, or a 50 basis point decrease in royalty rates, would not change our conclusion that the indefinite-lived intangible assets were not impaired.

As discussed above, any significant decline in our market capitalization or changes in discount rates, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. In addition, if future revenues and contributions to our operating results for any of indefinite-lived intangible assets or Branded Spirits reporting unit deteriorate at rates in excess of our current projections, we may be required to record additional impairment charges to certain intangible assets. A determination that a portion or all of our goodwill or indefinite-lived intangible assets are impaired could have a material adverse effect on our business, consolidated financial condition and results of operations. For a further discussion of our annual impairment testing of goodwill and indefinite-lived intangible assets and the impairment charge to goodwill that we recorded in 2024, see Note 5, Goodwill and Other Intangible Assets.

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

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at December 31, 2024, a 100 basis point increase over the current rates actually in effect at such date would increase our interest expense on an annual basis by $1,050. Based on weighted average outstanding fixed-rate borrowings at December 31, 2024, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $25,467, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $9,138.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

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

With the participation of the Interim Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. As a result of this assessment, management has concluded that the Company’s internal control over financial reporting as of December 31, 2024 was effective.

KPMG, LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements contained herein, has issued an audit report on our internal control over financial reporting as of December 31, 2024, which is included in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
MGP Ingredients, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of MGP Ingredients, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
Revenue recognition under bill and hold arrangements

As discussed in Note 1 to the consolidated financial statements, the Company’s Distilling Solutions segment routinely enters into bill and hold arrangements, whereby the Company produces and sells aged and unaged distillate to customers. As discussed in Note 3 to the consolidated financial statements, brown goods revenue was $265,873 thousand for the year ended December 31, 2024, a portion of which was for bill and hold arrangements.

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

Fair value measurement of contingent consideration liability

As discussed in Notes 1 and 4 to the consolidated financial statements, on June 1, 2023, the Company acquired Penelope Bourbon LLC (Penelope) in a business combination for cash consideration of $104,638 thousand and contingent consideration of up to $110,800 thousand if the Penelope business achieves certain net sales targets between the acquisition date and December 31, 2025. As of December 31, 2024, management estimated the fair value of the contingent consideration liability to be $85,300 thousand using a Monte Carlo simulation based on certain assumptions including projected net sales over the term of the earn-out period and volatility rate.

We identified the assessment of the fair value measurement of the contingent consideration liability as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the projected net sales and volatility rate used in the Monte Carlo simulation. Changes in these assumptions could have had a significant impact on the fair value of the contingent consideration liability.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s fair value measurement of the contingent consideration liability, including controls related to the projected net sales and volatility rate. We performed sensitivity analyses over the projected net sales and volatility rate to assess the impact of changes in those assumptions on the fair value of the contingent consideration liability. We assessed the projected net sales by comparing them to Penelope’s actual results since the acquisition, management’s updated forecasts, and industry data. We also involved valuation professionals with specialized skills and knowledge, who assisted us in evaluating the volatility rate used in the Monte Carlo simulation model by comparing it to comparable companies.

Valuation of Branded Spirits goodwill and indefinite-lived intangible assets

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company recorded goodwill and intangible assets, net of $247,789 thousand and $268,451 thousand, respectively as of December 31, 2024. For the year ended December 31, 2024, the Company recorded goodwill impairment of $73,755 thousand to adjust the carrying amount of the Branded Spirits reporting unit to fair value. The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually, in the fourth quarter, and on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than carrying value. During the fourth quarter, the Company performed a quantitative assessment of goodwill and its indefinite-lived intangible assets. The estimated fair value of the Branded Spirits reporting unit used in the assessment of goodwill was determined through a combination of an income approach and a market approach. The estimated fair value used in the assessment of the Company’s indefinite-lived intangible assets was determined using the relief from royalty method. These fair value estimates were based on certain assumptions made by the Company, including projected revenue and operating margins, and the respective discount rates and market royalty rates.

We identified the evaluation of the fair value of the Branded Spirits reporting unit and indefinite-lived intangible assets within the Branded Spirits reporting unit as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate (1) the revenue growth rates, operating margins and discount rate assumptions used in the determination of the fair value of the Branded Spirits reporting unit, and (2) the revenue growth rates, royalty rates, and discount rates used in the determination of the fair value of certain indefinite-lived intangible assets. A significant degree of auditor judgment was also required in evaluating the guideline public companies used in the market approach for the Branded Spirits reporting unit. Changes to these assumptions could have had a significant effect on the Company’s assessment of the carrying values of the goodwill assigned to the Branded Spirits reporting unit and the associated indefinite-lived intangible assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over the revenue growth rates, operating margins, discount rates and royalty rates used to measure the fair value of the Branded Spirits reporting unit and associated indefinite-lived intangible assets. To assess the Company’s ability to forecast, we compared historical forecasts to actual results. We performed sensitivity analyses over the revenue growth rates, operating margins, discount rates, and royalty rates to assess the impact of changes in these assumptions on the estimated fair values. We evaluated the revenue growth rates and operating margin assumptions by comparing them to past and current performance of the Branded Spirits reporting unit and external industry data. We involved professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s royalty rates by determining that the royalty rates used were supported by the associated margins and consistent with other internal and publicly available data.

•evaluating the discount rates used by the Company by comparing the Company’s inputs to the discount rate to publicly available data for comparable entities and assessing the resulting discount rate.

•comparing the guideline public companies used in the market approach to available internal and external data.

/s/ KPMG LLP
We have served as the Company’s auditor since 2008.

Kansas City, Missouri
February 26, 2025

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Sales	$703,625	$836,523	$782,358
Cost of sales	417,308	531,811	529,052
Gross profit	286,317	304,712	253,306

Advertising and promotion expenses	40,508	38,213	29,714
Selling, general, and administrative expenses	81,391	91,395	74,627
Impairment of long-lived assets and other	137	19,391	—
Goodwill impairment	73,755	—	—
Change in fair value of contingent consideration	16,100	7,100	—
Operating income	74,426	148,613	148,965

Interest expense, net	(8,439)	(6,647)	(5,451)
Other income (expense), net	2,455	(220)	(3,342)
Income before income taxes	68,442	141,746	140,172

Income tax expense	33,977	34,616	31,300
Net income	34,465	107,130	108,872

Net loss attributable to noncontrolling interest	198	345	590
Net income attributable to MGP Ingredients, Inc.	34,663	107,475	109,462

Income attributable to participating securities	(373)	(1,074)	(871)
Net income used in earnings per common share calculation	$34,290	$106,401	$108,591

Weighted average common shares
Basic	22,015,439	22,059,816	22,002,990
Diluted	22,015,439	22,173,918	22,053,966

Earnings per common share
Basic	$1.56	$4.82	$4.94
Diluted	$1.56	$4.80	$4.92

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income attributable to MGP Ingredients, Inc.	$34,663	$107,475	$109,462
Other comprehensive loss, net of tax:
Unrealized gain (loss) on foreign currency translation adjustment	(188)	236	(676)
Changes in Company-sponsored post-employment benefit plan	(73)	(329)	18
Other comprehensive loss	(261)	(93)	(658)
Comprehensive income attributable to MGP Ingredients, Inc.	34,402	107,382	108,804

Comprehensive loss attributable to noncontrolling interest	(198)	(345)	(590)
Comprehensive income	$34,204	$107,037	$108,214

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts and par value)

	December 31,
	2024	2023
Current Assets
Cash and cash equivalents	$25,273	$18,388
Receivables (less allowance for credit loss of $1,875 and $1,475 at December 31, 2024 and 2023, respectively	148,488	144,286
Inventory	364,944	346,853
Prepaid expenses	3,983	3,580
Refundable income taxes	3,448	1,190
Total current assets	546,136	514,297

Property, plant, and equipment, net	316,672	262,303
Operating lease right-of-use assets, net	15,540	13,975
Investment in joint venture	7,024	5,197
Intangible assets, net	268,451	271,706
Goodwill	247,789	321,544
Other assets	4,173	3,326
Total assets	$1,405,785	$1,392,348

Current Liabilities
Current maturities of long-term debt	$6,400	$6,400
Accounts payable	66,336	73,594
Federal and state excise taxes payable	5,358	2,251
Accrued expenses and other	14,356	31,861
Total current liabilities	92,450	114,106

Long-term debt, less current maturities	121,277	85,305
Convertible senior notes	195,864	195,544
Long-term operating lease liabilities	11,940	11,292
Contingent consideration	85,300	69,200
Other noncurrent liabilities	2,981	4,763
Deferred income taxes	63,430	63,071
Total liabilities	573,242	543,281

Commitments and Contingencies – Note 11
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 23,125,166 shares at December 31, 2024 and 2023; 21,194,707 and 22,016,113 shares outstanding at December 31, 2024 and 2023, respectively	6,715	6,715
Additional paid-in capital	332,195	325,453
Retained earnings	563,929	539,883
Accumulated other comprehensive loss	(658)	(397)
Treasury stock, at cost, 1,930,459 and 1,109,053 shares at December 31, 2024 and 2023, respectively	(68,019)	(21,166)
Total MGP Ingredients, Inc. stockholders equity	834,166	850,492
Noncontrolling interest	(1,623)	(1,425)
Total equity	832,543	849,067
Total liabilities and equity	$1,405,785	$1,392,348
 See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net income	$34,465	$107,130	$108,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,989	22,113	21,455
Impairment of long-lived assets and other	137	19,391	—
Goodwill impairment	73,755	—	—
Share-based compensation	4,016	10,635	5,502
Equity method investment loss (gain)	(1,827)	337	2,220
Deferred income taxes, including change in valuation allowance	359	(4,041)	1,011
Change in fair value of contingent consideration	16,100	7,100	—
Other, net	465	728	194
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(4,375)	(32,397)	(16,786)
Inventory	(18,155)	(46,921)	(44,350)
Prepaid expenses	(409)	(481)	(1,468)
Income taxes payable (refundable)	(2,258)	3,136	1,212
Accounts payable	(9,099)	(2,406)	10,626
Accrued expenses and other	(15,111)	348	1,984
Federal and state excise taxes payable	3,107	(2,375)	(2,365)
Other, net	(881)	1,486	829
Net cash provided by operating activities	102,278	83,783	88,936
Cash Flows from Investing Activities
Additions to property, plant, and equipment	(71,181)	(55,267)	(45,323)
Purchase of business, net of cash acquired	—	(103,712)	—
Contributions to equity method investments	—	—	(2,810)
Other, net	(377)	(263)	320
Net cash used in investing activities	(71,558)	(159,242)	(47,813)
Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(10,630)	(10,675)	(10,646)
Repurchase of Common Stock	(48,773)	(801)	(715)
Proceeds from long-term debt	125,000	105,000	—
Principal payments on long-term debt	(89,400)	(47,600)	(3,403)
Net cash provided by (used in) financing activities	(23,803)	45,924	(14,764)

Effect of exchange rate changes on cash and cash equivalents	(32)	34	(38)
Increase (decrease) in cash and cash equivalents	6,885	(29,501)	26,321
Cash and cash equivalents, beginning of year	18,388	47,889	21,568
Cash and cash equivalents, end of year	$25,273	$18,388	$47,889

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance, December 31, 2021	$4	$6,715	$315,802	$344,237	$354	$(22,357)	$(490)	$644,265
Comprehensive income (loss):
Net income (loss)	—	—	—	109,462	—	—	(590)	108,872
Other comprehensive loss	—	—	—	—	(658)	—	—	(658)
Dividends and dividend equivalents of $0.48 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(10,638)	—	—	—	(10,638)
Share-based compensation	—	—	4,518	—	—	—	—	4,518
Stock shares awarded, forfeited or vested	—	—	(1,481)	—	—	1,481	—	—
Stock shares repurchased	—	—	—	—	—	(715)	—	(715)
Balance, December 31, 2022	4	6,715	318,839	443,061	(304)	(21,591)	(1,080)	745,644
Comprehensive income (loss):
Net income (loss)	—	—	—	107,475	—	—	(345)	107,130
Other comprehensive loss	—	—	—	—	(93)	—	—	(93)
Dividends and dividend equivalents of $0.48 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(10,653)	—	—	—	(10,653)
Share-based compensation	—	—	7,840	—	—	—	—	7,840
Stock shares awarded, forfeited or vested	—	—	(1,226)	—	—	1,226	—	—
Stock shares repurchased	—	—	—	—	—	(801)	—	(801)
Balance, December 31, 2023	4	6,715	325,453	539,883	(397)	(21,166)	(1,425)	849,067
Comprehensive income (loss):
Net income (loss)	—	—	—	34,663	—	—	(198)	34,465
Other comprehensive loss	—	—	—	—	(261)	—	—	(261)
Dividends and dividend equivalents of $0.48 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(10,617)	—	—	—	(10,617)
Share-based compensation	—	—	9,072	—	—	—	—	9,072
Stock shares awarded, forfeited or vested	—	—	(2,330)	—	—	2,330	—	—
Stock shares repurchased	—	—	—	—	—	(49,183)	—	(49,183)
Balance, December 31, 2024	$4	$6,715	$332,195	$563,929	$(658)	$(68,019)	$(1,623)	$832,543

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company.  MGP Ingredients, Inc. (“MGP,” or the “Company”) is a leading producer of branded and distilled spirits, as well as food ingredient solutions. Distilled spirits include premium bourbon, rye, and other whiskeys (“brown goods”) and grain neutral spirits (“GNS”), including vodka and gin. The Company’s distilled spirits are either sold directly or indirectly to manufacturers of other branded spirits. The Company has a portfolio of its own high quality branded spirits which are produced through its distilleries and bottling facilities and sold to distributors. The Company’s branded spirits products account for a range of price points from value products through premium plus brands. The Company’s protein and starch food ingredients provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. The ingredient products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries.

The Company reports three operating segments: Distilling Solutions, Branded Spirits, and Ingredient Solutions.

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the 2022 and 2023 consolidated financial statements have been reclassified to conform to the 2024 presentation.

Use of Estimates.  The financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  The application of certain of these policies places demands on management’s judgment, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain.  For all of these policies, management cautions that future events may not develop as forecast, and estimates routinely require adjustment and may require material adjustment.

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
(a) Leasehold improvements are the shorter of economic useful life or life of the lease

Maintenance costs are expensed as incurred. The cost of property, plant, and equipment sold, retired, or otherwise disposed of, as well as related accumulated depreciation and amortization, are eliminated from the property accounts with related gains and losses reflected in the Consolidated Statements of Income.  The Company capitalizes interest costs associated with significant construction projects.  Total interest incurred for 2024, 2023, and 2022 is noted below:

	Year Ended December 31,
	2024	2023	2022
Interest costs charged to expense	$8,439	$6,647	$5,451
Plus: Interest cost capitalized	2,031	2,349	866
Total	$10,470	$8,996	$6,317

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

The Distilling Solutions segment routinely enters into bill and hold arrangements, whereby the Company produces and sells aged and unaged distillate to customers, and the product is barreled at the customer’s request and warehoused by the Company for an extended period of time in accordance with directions received from the Company’s customers. Even though the aged and unaged distillate remains in the Company’s possession, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in bill and hold transactions when customer acceptance specifications have been met, legal title has transferred, the customer has a present obligation to pay for the product and the risk and rewards of ownership have transferred to the customer. Additionally, all the following bill and hold criteria have been met in order for control to be transferred to the customer: the reason for the bill and hold arrangement is substantive, the customer has requested the product be warehoused, the product has been identified as separately belonging to the customer, the product is currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or direct it to another customer.

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

Impairment of Long-Lived Assets. The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of the asset group may not be fully recoverable. The Company determines the carrying amount of the asset group using the future projected cash flows as well as quantitative and qualitative factors. An impairment loss is recognized when the carrying value exceeds the fair value of the asset group. See Note 6, Closure of the Atchison Distillery, for more information.

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

Goodwill and Indefinite-Lived Intangible Assets. The Company records goodwill and indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and other indefinite-lived intangible assets to its respective reporting units. All goodwill and indefinite-lived intangible assets included in the Consolidated Balance Sheet are related to the Branded Spirits reporting unit. The Company evaluates goodwill for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. To the extent that the carrying value exceeds fair value, an impairment of goodwill is recognized. Judgment is required in the determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. The Company separately evaluates indefinite-lived intangible assets for impairment. See Note 5, Goodwill and other Intangible Assets for more information.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. Excluding the impact of the conversion feature of the Convertible Senior Notes, the fair value of the Company’s debt was $249,672 and $194,440 at December 31, 2024 and 2023, respectively. The financial statement carrying value (net of unamortized loan fees) was $323,541 and $287,249 at December 31, 2024 and 2023, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

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

Equity Method Investments. The Company holds 50 percent interest in DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S.de R.L. de C.V. (“Agricola” and together with DGL, “LMX”), which are accounted for as equity method investments. At December 31, 2024 and 2023, the investment in LMX was $7,024 and $5,197, respectively, which is recorded in investment in joint ventures on the Consolidated Balance Sheets. During the years ended December 31, 2024 and 2023, the Company recorded a gain of $1,827 and a loss of $337 from equity method investments, respectively, which is recorded in other income (expense), net on the Consolidated Statements of Income.

Recently Adopted Accounting Standard Updates. ASU 2023-07, Improvements to Reportable Segment Disclosures, which requires companies to disclose significant segment expenses provided to the chief operating decision maker (“CODM”) and a description of other segment items. Additionally, all existing annual disclosures must be provided on an interim basis. This ASU is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. This ASU is required to be applied retrospectively to all prior periods presented in the consolidated financial statements. The Company adopted ASU 2023-07 in 2024 and applied the amendment retrospectively to all periods presented in the Company’s consolidated financial statements. See Note 14, Operating Segments, for more information.

Recently Issued Accounting Pronouncements. ASU 2023-09, Improvements to Income Tax Disclosures, requires improved disclosures related to the rate reconciliation and income taxes paid. This ASU requires companies to reconcile the income tax expense attributable to continuing operations to the U.S. statutory federal income tax rate applied to pre-tax income from continuing operations. Additionally, this ASU requires companies to disclose the total amount of income taxes paid during the period. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact to the Company’s consolidated financial statements.

ASU 2024-03, Disaggregation of Income Statement Expenses, requires disaggregated disclosures in the notes to the consolidated financial statements of certain categories of expenses that are included in expense line items on the Consolidated Statement of Income. This ASU is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact to the Company’s consolidated financial statements.

ASU 2024-04, Induced Conversions of Convertible Debt Instruments, clarifies the requirement for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or extinguishments. This ASU is effective for annual periods beginning after December 15, 2025. Early adoption is permitted and can be applied either on a prospective basis or retrospective basis. The Company is currently evaluating the impact of this ASU to the Company’s consolidated financial statements, however the Company does not anticipate this guidance having a material impact to the consolidated financial statements.

The other recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) are not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.

NOTE 2: OTHER BALANCE SHEET CAPTIONS

Inventory.

	December 31,
	2024	2023
Finished goods	$43,952	$55,463
Barreled distillate (bourbons and other whiskeys)	283,119	250,183
Raw materials	25,491	28,825
Work in process	1,673	1,691
Maintenance materials	8,591	8,355
Other	2,118	2,336
Total	$364,944	$346,853

Property, plant, and equipment, net.

	December 31,
	2024	2023
Land, buildings, and improvements	$211,129	$188,521
Transportation equipment	905	844
Machinery and equipment	280,783	261,354
Construction in progress	69,897	38,927
Property, plant, and equipment, at cost	562,714	489,646
Less accumulated depreciation and amortization	(246,042)	(227,343)
Property, plant, and equipment, net	$316,672	$262,303

Accrued expenses and other.

	December 31,
	2024	2023
Employee benefit plans	$467	$5,140
Salaries and wages	5,712	16,637
Property taxes	916	2,062
Current operating lease liabilities	4,157	3,318
Other	3,104	4,704
Total	$14,356	$31,861

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

Disaggregation of Sales. The following table presents the Company’s sales disaggregated by segment and major products and services.

	Year Ended December 31,
	2024	2023	2022
Distilling Solutions
Brown goods	$265,873	$289,191	$229,523
Warehouse services	33,430	28,632	23,598
White goods and other co-products	32,901	133,031	175,357
Total Distilling Solutions	332,204	450,854	428,478

Branded Spirits
Premium plus	110,991	105,465	84,730
Mid	63,454	75,676	82,530
Value	42,100	47,907	47,395
Other	24,271	24,885	23,284
Total Branded Spirits	240,816	253,933	237,939

Ingredient Solutions
Specialty wheat starches	76,005	66,050	62,567
Specialty wheat proteins	41,768	48,291	39,313
Commodity wheat starch	12,351	16,413	14,023
Commodity wheat protein	481	982	38
Total Ingredient Solutions	130,605	131,736	115,941

Total Sales	$703,625	$836,523	$782,358

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

For tax purposes, the Acquisition was structured as an asset purchase which created additional tax basis in the assets acquired as a result of valuing the assets at fair market value and the purchase price was accounted for in accordance with U.S. federal tax law. Indefinite-lived intangible assets and goodwill are deductible for U.S. income tax purposes.

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

During the years ended December 31, 2024 and 2023, the Company incurred $116 and $2,060, respectively, of costs related to the Acquisition, which are included in selling, general, and administrative expenses on the Consolidated Statements of Income.

Contingent Consideration. The estimated fair value of the contingent consideration obligation at the Acquisition date was $62,100, which was determined using a Monte Carlo simulation approach. This approach requires significant assumptions, including projected net sales, discount rates, and volatility rates. The inputs used in the calculation of the contingent consideration liability are considered Level 3 under the fair value hierarchy due to the lack of relevant market activity. The contingent consideration liability is measured on a quarterly basis and recorded at fair value. The changes in fair value of the obligation resulted from changes in the key assumptions between measurement dates, such as projected net sales, discount rates, and volatility rates. During the years ended December 31, 2024 and 2023, there was a $16,100 and $7,100 adjustment, respectively, to the fair value measurement of the contingent consideration obligation, which was included in the change in fair value of contingent consideration on the Consolidated Statements of Income. The amount payable is based upon achievement of certain net sales targets between the Acquisition date and December 31, 2025. The possible payments range from zero to a maximum payout of $110,800.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-Lived Intangible Assets. The Company acquired definite-lived intangible assets in connection with various acquisitions of businesses prior to 2024. The distributor relationships have a carrying value of $55,461, net of accumulated amortization of $9,639. The distributor relationships have a useful life of 20 years. The amortization expense for the years ended December 31, 2024 and 2023 was $3,255 and $2,761, respectively. The weighted average remaining amortization period at December 31, 2024 for definite-lived intangible assets is 17.1 years.

As of December 31, 2024, the expected future amortization expense related to definite-lived intangibles assets are as follows:

2025	$3,255
2026	3,255
2027	3,255
2028	3,255
2029	3,255
Thereafter	39,186
Total	$55,461

Goodwill. The Company records goodwill in connection with various acquisitions of businesses and allocates the goodwill to its respective reporting units. The Company tests goodwill for impairment at least annually, in the fourth quarter or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. To the extent that the carrying amount exceeds fair value, an impairment of goodwill is recognized and allocated to the reporting units.

During the fourth quarter, the Company experienced a decrease in stock price and market capitalization as well as experienced the effects of the softening alcohol industry which contributed to declines in current year consolidated results and forecasted outlook. Based on these factors, the Company performed a quantitative assessment of goodwill. The Company engaged a third party valuation specialist to assist in comparing the fair value of the Branded Spirits reporting unit to the respective carrying value. The estimate of fair value of the Company’s reporting unit was calculated using equal weighting of the income approach that utilized the discounted cash flow method and the market approach that utilized the guideline public company method. Estimates in the determination of fair value of the reporting unit through the income approach were based on (i) discount rates based on the reporting unit’s weighed average cost of capital, (ii) future expected cash flows including revenue and operating margin projections, and (iii) long-term growth rates based on inflation forecasts, industry growth, and long-term economic growth potential. The market approach compares enterprise values and historical and projected results of public companies that reflect economic conditions and risks that are similar to the reporting unit to calculate an estimated enterprise value. These assumptions are based on historical trends as well as the projections and assumptions used in the Company’s budget and long-range plans. These assumptions reflect the Company’s estimates of future economic and competitive conditions which can be affected by several factors such as inflation, business valuations in the market, the economy, and market competition. Any changes in these assumptions may affect the Company’s fair value estimate and the results of an impairment test.

Based on the results of the Company’s impairment analysis, the Company recorded an impairment charge of $73,755 to adjust the carrying amount of the Branded Spirits reporting unit to fair value. This goodwill impairment is included as a component of operating income in the Consolidated Statement of Income for the year ended December 31, 2024 and as a reduction of goodwill in the Consolidated Balance sheet as of December 31, 2024.

Changes in carrying amount of goodwill by business segment were as follows:

	Distilling Solutions	Branded Spirits	Ingredient Solutions	Total
Balance at December 31, 2022(a)	$—	$226,294	$—	$226,294
Acquisitions	—	95,250	—	95,250
Balance at December 31, 2023(a)	—	321,544	—	321,544
Impairment	—	(73,755)	—	(73,755)
Balance at December 31, 2024	$—	$247,789	$—	$247,789
(a) There was no accumulated impairment losses recorded at December 31, 2023 and 2022.

Indefinite-Lived Intangible Assets. The Company records indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the indefinite-lived intangible assets to its respective reporting units. During the fourth quarter 2024, in connection with the assessment of the same events and circumstances impacting the Branded Spirit reporting unit, the Company performed a quantitative impairment test of its indefinite-lived assets. The Company values its indefinite-lived intangible assets under the income approach using a relief-from-royalty method, which assumes the value of the asset is the sum of the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the asset and instead licensed it from another company. When estimating the fair value, the Company made certain assumptions for its future revenue projections, market royalty rates, and discount rates. These assumptions reflect the Company’s estimates of future economic and competitive conditions which consider many factors including macroeconomic conditions, industry growth rates, and competition. These factors are subject to change as a result of changing market conditions. The most sensitive assumption used in the analysis was a 10 percent discount rate.

The results of the assessment that the estimated fair values for the indefinite-lived intangible assets exceed its carrying value and no impairment loss was recognized for indefinite-lived intangible assets. The carrying amount of trade name indefinite-lived intangible assets, which relates to the Branded Spirit segment, was $212,990 at both December 31, 2024 and 2023.

As of December 31, 2024, the fair value of the Company’s indefinite-lived trade names exceeded the respective carrying values by a range of 10 percent to 20 percent. While the indefinite-lived trade names were not determined to be impaired, if these brands do not perform as projected or if market factors utilized in the impairment analysis deteriorate, including unfavorable changes in the weighted average cost of capital, these changes could materially affect the expected cash flows, and such impacts could potentially result in a material non-cash impairment charge.

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

Additionally, for the years ended December 31, 2024 and 2023, the Company recorded $137 and $2,279, respectively, of expenses related to severance costs, inventory write offs, contract termination fees, consulting fees, and other miscellaneous expenses, which were recorded in impairment of long-lived assets and other on the Consolidated Statement of Income.

NOTE 7: CORPORATE BORROWINGS

Indebtedness Outstanding. The following table presents the Company’s outstanding indebtedness:

	December 31,
Description(a)	2024	2023
Credit Agreement - Revolver, 5.52% (variable rate) due 2026	$105,000	$63,000
Convertible Note, 1.88% (fixed rate) due 2041	201,250	201,250
Note Purchase Agreement
Series A Senior Secured Notes, 3.53% (fixed rate) due 2027	8,800	12,000
Senior Secured Notes, 3.80% (fixed rate) due 2029	14,400	17,600
Total indebtedness outstanding	329,450	293,850
Less unamortized loan fees(b)	(5,909)	(6,601)
Total indebtedness outstanding, net	323,541	287,249
Less current maturities of long-term debt	(6,400)	(6,400)
Long-term debt	$317,141	$280,849
(a) Interest rates are as of December 31, 2024.
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

The Credit Agreement includes certain requirements and covenants, with which the Company was in compliance at December 31, 2024. The Company incurred no new loan fees related to the Credit Agreement during 2024. The unamortized balance of total loan fees related to the Credit Agreement was $471 at December 31, 2024. The unamortized loan fees are being amortized over the life of the Credit Agreement.

Part of the cash portion of the consideration paid to acquire Penelope and transaction-related expenses were financed with $105,000 borrowings under the Credit Agreement during 2023.

As of December 31, 2024, the Company had $105,000 outstanding borrowings under the Credit Agreement, leaving $295,000 available. The interest rate for the borrowings of the Credit Agreement at December 31, 2024 was 5.52%.

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

During 2017, the Company issued $20,000 of Series A Senior Secured Notes with a maturity date of August 23, 2027. The Series A Senior Secured Notes bear interest at a rate of 3.53 percent per year. During 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Senior Secured Notes bear interest at a rate of 3.80 percent per year. As of December 31, 2024, the Company had $8,800 of Series A Senior Secured Notes and $14,400 of additional Senior Secured Notes outstanding under the Note Purchase Agreement, leaving $226,800 available of under the Note Purchase Agreement.

The Company did not capitalize any new loan fees related to the Note Purchase Agreement during 2024. The unamortized balance of total loan fees related to the Note Purchase Agreement was $52 at December 31, 2024 and is being amortized over the life of the Note Purchase Agreement. The Note Purchase Agreement is secured by substantially all assets, excluding real property. The Note Purchase Agreement includes certain requirements and covenants, with which the Company was in compliance at December 31, 2024.

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

The Company incurred no new loan fees related to the 2041 Notes during 2024. The unamortized balance of total loan fees related to the 2041 Notes was $5,386 at December 31, 2024 and is being amortized over the life of the 2041 Notes.

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
•during the five consecutive business days following any ten consecutive trading day period in which the trading price per $1 principal amount of the notes for each trading day was less than 98% of the product of the closing sale price of Common Stock on such trading day and the conversion rate on such trading day;
•upon the occurrence of specified corporate events, as defined in the Indenture;
•if the Company calls the notes for redemption; or
•during the period July 15, 2026 ending close of business day immediately preceding November 20, 2026 or the period July 15, 2041 and close of business day immediately preceding the Maturity Date.

Debt Maturities. Aggregate amount of maturities for long-term debt as of December 31, 2024 are as follows:

2025	$6,400
2026	111,400
2027	5,600
2028	3,200
2029	1,600
Thereafter	201,250
Total	$329,450

NOTE 8: INCOME TAXES

Income tax expense is composed of the following:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$28,234	$32,296	$26,107
State	5,269	5,926	4,438
Foreign	131	330	(223)
	33,634	38,552	30,322
Deferred:
Federal	625	(4,100)	2,870
State	(238)	120	(1,821)
Foreign	(44)	44	(71)
	343	(3,936)	978
Total	$33,977	$34,616	$31,300

Income tax expense also included tax expense allocated to comprehensive income for 2024, 2023, and 2022 of $16, $172, and $33, respectively (see the Consolidated Statements of Comprehensive Income).

A reconciliation of income tax expense at the normal statutory federal rate to income tax expense included in the accompanying Consolidated Statements of Income is below:

	Year Ended December 31,
	2024	2023	2022
“Expected” provision at federal statutory rate	$14,373	$29,895	$29,442
State income taxes, net	5,865	6,545	6,446
Foreign income taxes	131	330	(223)
Change in valuation allowance	(965)	1,135	416
Nondeductible goodwill impairment	15,489	—	—
Share-based compensation	(362)	(288)	(34)
Federal and state tax credits	(2,078)	(1,685)	(3,506)
Other	1,524	(1,316)	(1,241)
Income tax expense	$33,977	$34,616	$31,300
Effective tax rate	49.6%	24.4%	22.3%

The tax effects of temporary differences giving rise to deferred income taxes shown on the Consolidated Balance Sheets are as follows:

	December 31,
	2024	2023
Deferred income tax assets:
Share-based compensation	$3,511	$4,453
U.S. state and foreign tax credit carryforwards	3,426	3,350
Mexico and U.S. state loss carryforwards	3,165	3,890
Inventories	2,726	2,656
Operating lease liabilities	4,120	3,740
Deferred compensation	935	848
Section 174 timing difference	1,554	2,032
Contingent Consideration	5,939	1,817
Other	2,462	2,462
Gross deferred income tax assets	27,838	25,248
Less: valuation allowance	(2,243)	(3,208)
Net deferred income tax assets	25,595	22,040
Deferred income tax liabilities:
Property, plant and equipment	(23,813)	(24,084)
Intangibles	(50,518)	(48,460)
Inventory	(1,165)	(2,007)
Operating lease right-of-use assets	(3,978)	(3,577)
Convertible Senior Note	(7,146)	(4,716)
Other	(2,405)	(2,267)
Gross deferred income tax liabilities	(89,025)	(85,111)
Net deferred income tax liability	$(63,430)	$(63,071)

A schedule of the change in valuation allowance is as follows:

Balance at December 31, 2022	$2,073
Increase	1,135
Balance at December 31, 2023	3,208
Decrease	(965)
Balance at December 31, 2024	$2,243

As of December 31, 2024, the Company’s total valuation allowance of $2,243 related to net operating loss in U.S. states and foreign countries in which it is not “more likely than not” to create enough taxable income to fully utilize the carryforwards before expiration of the carryforward periods and certain foreign tax credit carryforwards. As of December 31, 2023, the Company’s total valuation allowance of $3,208, related to net operating loss in U.S. states and foreign countries in which it is not “more likely than not” to create enough taxable income to fully utilize the carryforwards before expiration of the carryforward periods.

As of December 31, 2024 and 2023, the Company had $18,422 and $23,590 in gross U.S. state net operating loss carryforwards, respectively. Due to varying U.S. state carryforward periods, the state net operating loss carryforwards will primarily expire in varying years between calendar years 2025 and 2045. As of December 31, 2024 and 2023, the Company had gross U.S. state tax credit carryforwards of $4,336 and $3,890, respectively. U.S. state credits, if not used to offset income tax expense in their respective jurisdictions, will expire in varying years between 2025 and 2041.

The Company treats accrued interest and penalties related to tax liabilities, if any, as a component of income tax expense.  During 2024, 2023, and 2022, the Company’s activity in accrued interest and penalties was not significant.

The following is a reconciliation of the total amount of unrecognized tax benefits (excluding interest and penalties) for 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Beginning of year balance	$424	$156	$113
Additions based on prior year tax positions	—	83	75
Additions based on current year tax positions	—	245	2
Reduction for prior year tax positions	(235)	(60)	(34)
End of year balance	$189	$424	$156

For each period presented, substantially all of the amount of unrecognized benefits (excluding interest and penalties) would impact the effective tax rate, if recognized. The Company reasonably expects that the amount of unrecognized tax benefit will not change significantly over the next 12 months.

The Company is not under any U.S. federal, state or foreign income tax audits. For U.S. federal tax purpose, all tax years after 2020 remain open to examination. Amounts paid for income tax in foreign jurisdictions are not material to the consolidated financial statements. In addition, the Company is subject to examination for its state tax returns for years 2020, and forward, with the exception of certain net operating losses and credit carryforwards originating in years prior to 2020 that remain subject to adjustment.

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

EPS. The following table presents the computations of basic and diluted EPS:

	Year Ended December 31,
	2024	2023	2022
Operations:
Net income(a)	$34,465	$107,130	$108,872
Net loss attributable to noncontrolling interest	198	345	590
Income attributable to participating securities (unvested shares and units) (b)	(373)	(1,074)	(871)
Net income used in EPS calculation	$34,290	$106,401	$108,591

Share information:
Basic weighted average common shares(c)	22,015,439	22,059,816	22,002,990
Diluted weighted average common shares(d)	22,015,439	22,173,918	22,053,966

Basic EPS	$1.56	$4.82	$4.94
Diluted EPS	$1.56	$4.80	$4.92
(a)Net income attributable to all stockholders.
(b)Participating securities included 243,007, 226,410, and 177,398 unvested restricted stock units (“RSUs”) for the years ended December 31, 2024, 2023, and 2022, respectively.
(c)Under the two class method, basic weighted average common shares exclude outstanding unvested participating securities.
(d)The impacts of the Convertible Senior Notes were included in the diluted weighted average common shares if the inclusion was dilutive. The Convertible Senior Notes would only have a dilutive impact if the average market price per share during the year end exceeds the conversion price of $96.24 per share. There was no dilutive impact for the year ended December 31, 2024.

Share Repurchase. On February 29, 2024, the Company announced that its Board of Directors approved a $100,000 share repurchase program. Under the share repurchase program, the Company can repurchase stock from time to time for cash in open market purchases, privately negotiated transactions, or by other means, in accordance with applicable securities laws and other legal requirements. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice. During the year ended December 31, 2024, the Company repurchased 886,936 shares of Common Stock for approximately $46,588. As of December 31, 2024, there were approximately $53,412 remaining under the share repurchase program.
Shares Outstanding Activity. The following table presents the Company’s share activity:

	Shares Outstanding
	Preferred Stock	Common Stock
Balance at December 31, 2022	437	21,994,042
Issuance of Common Stock	—	30,507
Repurchase of Common Stock	—	(8,436)
Balance at December 31, 2023	437	22,016,113
Issuance of Common Stock	—	91,051
Repurchase of Common Stock (a)	—	(912,457)
Balance at December 31, 2024	437	21,194,707
(a)886,936 shares were repurchased during the year end December 31, 2024, pursuant to the Company’s share repurchase program. The remaining shares repurchased were related to the tax withholding on equity-based compensation.

Dividends and Dividend Equivalents. The following table presents the Company’s dividend and dividend equivalent information:

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared	Paid	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2024
February 22	March 15	March 29	$0.12	$0.12	$2,641	$31	$2,672
May 2	May 17	May 31	0.12	0.12	2,642	30	2,672
August 1	August 16	August 30	0.12	0.12	2,639	30	2,669
October 31	November 15	November 29	0.12	0.12	2,588	29	2,617
			$0.48	$0.48	$10,510	$120	$10,630
2023
February 23	March 10	March 24	$0.12	$0.12	$2,640	$29	$2,669
May 4	May 19	June 2	0.12	0.12	2,641	27	2,668
August 3	August 18	September 1	0.12	0.12	2,642	27	2,669
November 2	November 17	December 1	0.12	0.12	2,642	27	2,669
			$0.48	$0.48	$10,565	$110	$10,675
2022
February 22	March 11	March 25	$0.12	$0.12	$2,638	$23	$2,661
May 5	May 20	June 3	0.12	0.12	2,638	23	2,661
August 4	August 19	September 2	0.12	0.12	2,639	23	2,662
November 3	November 18	December 2	0.12	0.12	2,639	23	2,662
			$0.48	$0.48	$10,554	$92	$10,646
(a) Dividend equivalent payments on unvested participating securities (see Note 12, Employee Benefit Plans).
(b) Includes estimated forfeitures.

NOTE 10: LEASES

The Company has operating leases for railcars, computer equipment, office spaces, warehouse facilities, a distribution facility, fulfillment center, and certain equipment. The Company has no finance leases. Leases with terms of twelve months or less are not recorded on the Company’s Consolidated Balance Sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Lease components are accounted for separately from non-lease components, such as common-area maintenance, based on the relative, observable stand-alone prices of the components.

The Company’s leases have remaining lease terms of less than one year to nine years, some of which may include options to extend the lease. Options to renew the Company’s leases were not considered when assessing the value of the right-of-use assets because the Company is not reasonably certain that it will assert the options to renew the leases. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The following table provides supplemental balance sheet classification information related to leases:

		December 31,
Leases	Balance Sheet Classification	2024	2023
Assets
Operating	Operating lease right-of-use-assets, net	$15,540	$13,975
Total leased assets		$15,540	$13,975

Liabilities
Current Operating	Accrued expenses	$4,157	$3,318
Noncurrent Operating	Long-term operating lease liabilities	11,940	11,292
Total operating lease liability		$16,097	$14,610

The following table presents the components of lease costs:

	Year Ended December 31,
	2024	2023
Operating lease costs	$3,623	$4,364
Short-term lease costs	383	446
Net lease costs(a)	$4,006	$4,810
(a) Recorded as a component of operating income on the Company’s Consolidated Statements of Income.

The following table presents supplemental cash flow and non-cash activity related to lease information:

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,612	$4,116

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$6,661	$4,100

The following table presents weighted average discount rate and remaining lease term:

	December 31,
	2024	2023
Weighted average discount rate
Operating leases	4.43%	2.95%

Weighted average remaining lease term
Operating leases	4.4 years	5.1 years

As of December 31, 2024, the future payments under operating leases having initial terms of one year or more were as follows:

2025	$4,777
2026	4,210
2027	3,966
2028	2,775
2029	552
Thereafter	1,611
Total lease payments	17,891
Less interest	(1,794)
Total operating lease liability	$16,097

NOTE 11: COMMITMENTS AND CONTINGENCIES

Commitments. The Company is in the process of completing several projects that have been financed using industrial revenue bonds in the state of Kentucky. Traditionally, industrial revenue bonds have been used as an economic development tool in the state to attract desirable businesses, including business in the bourbon industry, and have allowed a 15 to 40 year real property tax abatement on the Company’s renovated and newly-constructed warehouse buildings and distilleries in Kentucky. As of December 31, 2024, approximately $50,000 of the Company’s facilities in Nelson County Kentucky and approximately $39,300 of the Company’s facilities in Williamstown Kentucky were financed with industrial revenue bonds. The city then leased the facilities back to the Company under a capital lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay principal and interest on the bonds. The Company’s obligation to pay rent under the lease is in the same amount and due on the same date as the obligation to pay debt service on the bonds which the Company holds. The lease permits the Company to present the bonds at any time for cancellation, upon which our obligation to pay basic rent would be canceled. At the bonds’ maturity the facilities will revert to the Company without costs. If the Company were to present the bonds for cancellation prior to maturity, a nominal fee could be incurred. The Company may not be able to use industrial revenue bonds in the future due to legislative, regulatory, and related changes in the state of Kentucky.

The Company recorded the land and building assets as property, plant, and equipment, net, on its Consolidated Balance Sheets under a capital lease. The lease payment on the facilities is sufficient to pay principal and interest on the bonds. Because the Company owns all of the outstanding bonds, has a legal right to set-off, and intends to set-off the corresponding lease and interest payment, the Company netted the capital lease obligation with the bond asset and, in turn, reflected no amount for the obligation or the corresponding asset on its Consolidated Balance Sheets at December 31, 2024 and 2023.

Contingencies. The Company and its subsidiaries are, from time to time, a party to legal and regulatory proceedings arising in the ordinary course of business.  The Company accrues estimated costs for a contingency when management believes that a loss is probable and can be reasonably estimated.

On December 16, 2024, a putative securities class action, captioned Operating Engineers Construction Industry Miscellaneous Pension Fund v. MGP Ingredients, Inc. et al., was filed in the United States District Court for the Southern District of New York against the Company, two of its former Chief Executive Officers and its current Interim Chief Executive Officer and Chief Financial Officer (the “Operating Engineers Action”). The Operating Engineers Action was brought on behalf of a putative class who acquired publicly traded MGP common stock between May 4, 2023 and October 30, 2024. On February 13, 2025, a second putative securities class action, captioned Bronstein v. MGP Ingredients, Inc. et al., was filed in the United States District Court for the Southern District of New York against the same defendants (the “Bronstein Action”). The Bronstein Action was brought on behalf of a putative class who acquired publicly traded MGP securities between May 4, 2023 and October 30, 2024. Both actions assert securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with statements made in the Company’s quarterly earnings releases and on earnings calls during the alleged class period. Motions have been filed to consolidate the actions together with Lead Plaintiff applications. The Company believes there are substantial defenses to the claims asserted and intends to defend the lawsuits vigorously.

On January 23, 2025, a putative derivative lawsuit captioned Sebald v. Colo, et al., Case No. 2:25-cv-02034, was filed in the United States District Court for the District of Kansas against two of the Company’s former Chief Executive Officers, its current Interim Chief Executive Officer and Chief Financial Officer, and the members of its Board of Directors. The Company is a “Nominal Defendant” in the lawsuit, which reflects the fact that the lawsuit is maintained by the named plaintiff on behalf of the Company and that the plaintiff seeks damages on the Company’s behalf. The complaint alleges, among other things, that the defendants breached their fiduciary duties and violated federal securities laws by causing the Company to make false and/or misleading statements and/or omissions in public filings during the class period alleged in the securities actions. It also alleges breaches of fiduciary duties by failing to maintain internal controls, seeking shareholder approval of an equity incentive plan, and causing the Company to repurchase its own stock at artificially inflated prices. The complaint brings additional claims for unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets and seeks indemnity and contribution from the named current and former officers. The Company believes there are substantial defenses to the claims asserted and intends to defend the lawsuit vigorously.

NOTE 12: EMPLOYEE BENEFIT PLANS

401(k) Plans.  The Company has established 401(k) plans covering all U.S. employees after certain eligibility requirements are met.  Amounts charged to operations for employer contributions related to the plans totaled $2,836, $2,810, and $2,517 for 2024, 2023, and 2022, respectively.

Post-Employment Benefits.  The Company sponsors life insurance coverage as well as medical benefits, including prescription drug coverage, to certain retired employees and their spouses.  In 2014, the Company made a change to the plan to terminate post-employment health care and life insurance benefits for retirees and employees, except for a specified grandfathered group. As of December 31, 2024 the total current and non-current benefit obligations are immaterial.

Share-Based Compensation Plans.  As of December 31, 2024, the Company was authorized to issue 40,000,000 shares of Common Stock and had a treasury share balance of 1,930,459 at December 31, 2024.

The Company had two active share-based compensation plans, the 2014 Equity Incentive Plan as amended (the “2014 Plan”) and the 2014 Non-Employee Director Equity Incentive Plan (the “Directors’ Plan”), both of which expired in April 2024. At the Company’s annual meeting in May 2024, the stockholders of the Company approved a new equity-based compensation plan, the 2024 Equity Incentive Plan (the “2024 Plan”), which initially authorized 1,319,320 shares for issuance, subject to the adjustment and add-back provision of the 2024 Plan.

Similar to prior plans, the 2024 Plan provides for the awarding of stock options, stock appreciation rights, shares of restricted stock, RSUs and other stock-based awards for executive officers and other employees, as well as for non-employee directors and certain consultants and advisors. The 2024 Plan provides that vesting occurs pursuant to the time period specified in the particular award agreement approved for that issuance of RSUs. As of December 31, 2024, 1,323,614 shares remain available for issuance under the 2024 Plan.

Compensation expense related to RSU awards is based on the market price of the stock on the date the Board of Directors communicates the approved award and is amortized over the vesting period of the restricted stock award. The Consolidated Statements of Income for 2024, 2023, and 2022 reflect total share-based compensation costs and director fees for awarded grants of $4,016, $5,425, and $3,487, respectively, related to these plans.

For long-term incentive awards to be granted in the form of RSUs in 2025 based on 2024 results, the Human Resources and Compensation Committee (“HRCC”) of the Company’s Board of Directors determined that the grants would have performance conditions that would be based on the same performance metrics as the Short-Term Incentive Plan (the “STI Plan”). The performance metrics are adjusted operating income, adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and adjusted EPS. Because the 2024 performance metrics were not met, there was no amortization of the estimated dollar pool of RSUs to be awarded based on 2024 results, as such there was no share-based compensation costs for grants to be awarded on the Consolidated Statement of Income for the year ended December 31, 2024. The Consolidated Statements of Income for 2023 and 2022 reflect share-based compensation costs for grants to be awarded of $5,187, and $2,018, respectively.

RSUs.  The following table presents the summary of unvested RSUs under the Company’s share-based compensation plans for 2024, 2023, and 2022:

	Year Ended December 31,
	2024		2023		2022
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Unvested balance at beginning of year	226,410	$77.56	179,538	$65.11	167,994	$61.07
Granted	115,411	84.90	71,728	96.87	69,492	78.08
Forfeited	(16,872)	86.88	(2,264)	81.76	(28,542)	61.11
Vested	(81,942)	66.04	(22,592)	39.47	(29,406)	76.59
Unvested balance at end of year	243,007	$84.29	226,410	$77.56	179,538	$65.11

During 2024, 2023, and 2022, the total grant date fair value of RSU awards vested was $5,411, $892, and $2,252, respectively. As of December 31, 2024, there was $3,085 of total estimated unrecognized compensation costs (net of estimated forfeitures) related to granted RSU awards.  These costs are expected to be recognized over a weighted average period of approximately 1.2 years.

Upon their vesting, the Company purchased restricted stock and RSUs from employees to cover associated withholding taxes. Total treasury stock purchases added 25,521 shares for $2,185 in 2024; 8,437 shares for $801 in 2023; and 9,031 shares for $715 in 2022.

Annual Cash Incentive Plan. Pursuant to the STI Plan, short-term incentive compensation is dependent on the achievement of certain performance metrics, which are established by the HRCC. The degree of achievement of each financial performance metric for each plan year is calculated in accordance with the STI Plan. These calculations are approved by the HRCC, which may adjust results to eliminate unusual items. For 2024, 2023, and 2022, the financial performance metrics were adjusted operating income, adjusted EBITDA, and adjusted EPS. The HRCC also approves the amount of short-term incentive compensation paid for the plan year to officers and employees eligible to participate under the STI Plan. Additionally, certain employees within the Branded Spirits segment participate in incentive plans that are based on performance metrics, including the number of depleted cases and gross profit. Amounts expensed under the STI Plan totaled $13,443, and $13,370 for 2023, and 2022, respectively. There were no amounts expensed under the STI Plan for 2024.

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

Plan investments are classified as Level 1 in the fair value hierarchy since the investments trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. The current portion of the EDC Plan deferrals is comprised of estimated amounts to be paid within one year depending on timing of planned disbursements. At December 31, 2024 and 2023, the EDC Plan investments were $3,653 and $2,916, respectively, which were recorded in other assets on the Company’s Consolidated Balance Sheets. The EDC Plan current liabilities were $1,520 and $74 at December 31, 2024 and 2023, respectively, and were included in accrued expenses and other on the Company’s Consolidated Balance Sheets. The EDC Plan non-current liabilities were $2,132 and $3,314 as of December 31, 2024 and 2023, respectively, which were recorded in Other non-current liabilities on the Company’s Consolidated Balance Sheets.

NOTE 13: CONCENTRATIONS AND RELATED PARTIES

Significant customers.  For 2024, one customer of the Branded Spirits segment accounted for approximately 13 percent of consolidated sales and one customer of the Ingredient Solutions segment accounted for approximately 12 percent of consolidated sales. For 2023, the Company had sales to one customer that accounted for approximately 11 percent of consolidated sales, respectively. For 2022, the Company had no sales to an individual customer that accounted for more than 10 percent of consolidated sales.  During the years 2024, 2023, and 2022, the Company’s ten largest customers accounted for approximately 53 percent, 44 percent, and 38 percent of consolidated sales, respectively.

Significant suppliers. For 2024, the Company had purchases from two suppliers that approximated 25 percent of consolidated purchases. In addition, the Company’s ten largest suppliers, accounted for approximately 57 percent of consolidated purchases.

For 2023, the Company had purchases from two grain suppliers that approximated 20 percent of consolidated purchases. In addition, the Company’s ten largest suppliers accounted for approximately 51 percent of consolidated purchases.

For 2022, the Company had purchases from two grain suppliers that approximated 23 percent of consolidated purchases. In addition, the Company’s ten largest suppliers accounted for approximately 49 percent of consolidated purchases.

Related Parties. For the years ended December 31, 2024, 2023, and 2022 the Company purchased $26,345, $41,520, and $37,274, respectively, of finished goods from LMX and bulk beverage alcohol from the other 50 percent owner of DGL. The Company holds 50 percent interest in DGL and Agricola, which is accounted for as equity method investments. See Note 1, Nature of Operations and Summary of Significant Accounting Policies.

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

NOTE 14: OPERATING SEGMENTS

At December 31, 2024, the Company had three segments: Distilling Solutions, Branded Spirits, and Ingredient Solutions. The Company’s operating segments are based on the financial information the chief operating decision maker uses to allocate resources and evaluate performance of the business. During the year ended December 31, 2024, the chief operating decision maker was the Company’s Chief Executive Officer. The Distilling Solutions segment consists of food grade alcohol (primarily brown goods) and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry). The Distilling Solutions segment also includes warehouse services, such as barrel put away, barrel storage, and barrel retrieval services. The Branded Spirits segment consists of a portfolio of high quality branded spirits which are produced through the distilleries and bottling facilities. The Ingredient Solutions segment consists of specialty starches and proteins as well as commodity starches and proteins. Intersegment sales and transfers are recorded at cost and are treated as a transfer of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

Operating income for each segment is based on sales less identifiable operating expenses. The CODM used the operating income to evaluate the segment profitability and to assess the actual results compared to the budget. Non-direct selling, general, and administrative expenses (“SG&A”), non-direct advertising and promotion expense, interest expense, and other general miscellaneous expenses are classified as Corporate.  Receivables, inventories, and equipment have been identified with the segments to which they relate.  All other assets are considered as Corporate.

The following tables present summarized financial information for each segment:

	Year Ended December 31, 2024
	Distilling Solutions	Branded Spirits	Ingredient Solutions	Corporate	Total
Sales(a)	$332,204	$240,816	$130,605	$—	$703,625
Cost of Goods Sold	190,277	122,620	104,411	—	417,308
Gross Profit	141,927	118,196	26,194	—	286,317
Advertising and promotion expense	1,352	36,909	1,714	533	40,508
SG&A expense	2,970	39,711	3,949	34,761	81,391
Impairment of long-lived assets and other	137	—	—	—	137
Goodwill impairment	—	73,755	—	—	73,755
Change in fair value of contingent consideration	—	16,100	—	—	16,100
Operating income	$137,468	$(48,279)	$20,531	$(35,294)	$74,426

Depreciation and amortization	$7,893	$8,035	$4,711	$1,350	$21,989

	Year Ended December 31, 2023
	Distilling Solutions	Branded Spirits	Ingredient Solutions	Corporate	Total
Sales(a)	$450,854	$253,933	$131,736	$—	$836,523
Cost of Goods Sold	305,890	141,152	84,769	—	531,811
Gross Profit	144,964	112,781	46,967	—	304,712
Advertising and promotion expense	1,127	34,463	2,400	223	38,213
SG&A expense	2,301	37,389	3,838	47,867	91,395
Impairment of long-lived assets and other	19,391	—	—	—	19,391
Change in fair value of contingent consideration	—	7,100	—	—	7,100
Operating income	$122,145	$33,829	$40,729	$(48,090)	$148,613

Depreciation and amortization	$11,833	$6,952	$2,574	$754	$22,113

	Year Ended December 31, 2022
	Distilling Solutions	Branded Spirits	Ingredient Solutions	Corporate	Total
Sales(a)	$428,478	$237,939	$115,941	$—	$782,358
Cost of Goods Sold	302,196	142,418	84,438	—	529,052
Gross Profit	126,282	95,521	31,503	—	253,306
Advertising and promotion expense	959	27,341	1,180	234	29,714
SG&A expense	3,672	34,847	2,791	33,317	74,627
Operating income	$121,651	$33,333	$27,532	$(33,551)	$148,965

Depreciation and amortization	$11,641	$5,909	$2,473	$1,432	$21,455
(a)Sales from foreign sources totaled $36,240, $49,822, and $56,719 for the years ended December 31, 2024, 2023, and 2022, respectively, and is largely derived from the United Kingdom, Japan, Canada, Mexico, and Australia.  The balance of total sales is from domestic sources.

The following table allocates assets to each segment as of:

	December 31,
	2024	2023
Identifiable Assets
Distilling Solutions	$382,432	$369,241
Branded Spirits	862,458	910,633
Ingredient Solutions	132,003	88,846
Corporate	28,892	23,628
Total(a)	$1,405,785	$1,392,348
(a)As of December 31, 2024 and 2023, the Company had $4,042 and $3,524, respectively, of long-lived assets located in Northern Ireland.

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2024	2023	2022
Non-cash investing and financing activities:
Purchase of property, plant, and equipment in accounts payable	$17,590	$15,610	$9,768
Additional cash payment information:
Interest paid	10,569	9,241	5,952
Income taxes paid	36,068	35,144	29,052

See Note 10, Leases for operating lease supplemental cash flow information.

NOTE 16: SUBSEQUENT EVENTS

Dividend Declaration. On February 26, 2025, the Company announced a quarterly dividend payable to stockholders of record of the Company’s Common Stock, resulting in dividend equivalents payable to RSU holders, of $0.12 per share and per RSU.  The dividend and dividend equivalents are payable on March 28, 2025, to stockholders of record and RSU holders as of March 14, 2025.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Interim Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”)) as of December 31, 2024. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer has concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

REPORT ON INTERNAL CONTROLS

Management’s Report on Internal Control Over Financial Reporting and our independent registered public accounting firm’s attestation report on our internal control over financial reporting can be found under Item 8. Financial Statements and Supplementary Data.

CHANGES IN INTERNAL CONTROLS

There have been no changes in the our internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Director and Officer Trading Arrangements. On December 3, 2024, Karen L. Seaberg, a member of our Board of Directors, amended a Rule 10b5-1 trading plan she had previously entered into, which provides for the sale of up to $8,735 in net proceeds from the sale of Common Stock until May 31, 2025. On December 3, 2024, Lori S. Mingus, a member of our Board of Directors, amended a Rule 10b5-1 trading plan she had previously entered into, which provides for the sale of up to $643 in net proceeds from the sale of Common Stock until May 31, 2025. In each case, the amendment revised the price terms of the Rule 10b5-1 trading plan.

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

The Company has adopted an insider trading policy governing the purchase, sale, and other dispositions of the Company’s securities by the Company’s directors, officers, employees, and other covered persons. The Company does not transact in its own securities if it is aware of material non-public information about the Company. The Company believes that its insider trading policy and its procedures for transacting it is own securities are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to the Company. A copy of the insider trading policy is filed as Exhibit 19 to this Report.

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
•Consolidated Statements of Income – Years Ended December 31, 2024, 2023, and 2022.
•Consolidated Statements of Comprehensive Income – Years Ended December 31, 2024, 2023, and 2022.
•Consolidated Balance Sheets - December 31, 2024 and 2023.
•Consolidated Statements of Cash Flows – Years Ended December 31, 2024, 2023, and 2022.
•Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2024, 2023, and 2022.
•Notes to Consolidated Financial Statements - Years Ended December 31, 2024, 2023, and 2022.

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
3.1.2
Certificate of Amendment to Articles of Incorporation of MGP Ingredients, Inc., dated May 22, 2014 (Incorporated by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A filed April 21, 2014)

3.2
Amended and Restated Bylaws of MGP Ingredients, Inc., dated September 26, 2024 (Incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed September 30, 2024 )

4.1
Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated February 14, 2020 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 18, 2020)

4.2
Amendment No. 1 to Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated January 25, 2021 (Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed February 25, 2021)

4.3
Amendment No. 2 to Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated May 14, 2021 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 20, 2021)

4.4
Amendment No. 3 to Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated August 31, 2022 (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed November 3, 2022)

4.5
Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc., PGIM, Inc., and certain purchasers affiliated with PGIM, Inc., dated August 23, 2017 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on August 24, 2017)

4.6
Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc., PGIM, Inc., and certain purchasers affiliated with PGIM, Inc., dated February 14, 2020 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed February 18, 2020)

4.7
Second Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc. and certain noteholders affiliated with PGIM, Inc., dated September 30, 2020 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 2, 2020)

4.8
Third Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc. and certain noteholders affiliated with PGIM, Inc., dated January 25, 2021 (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K filed February 25, 2021)

4.9
Fourth Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc. and certain noteholders affiliated with PGIM, Inc., dated May 14, 2021 ((Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 20, 2021)

4.10
Fifth Amendment to Note Purchase and Private Shelf Agreement, dated August 31, 2023, among MGP Ingredients, Inc. and certain note holders affiliated with PGIM, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 6, 2023)

4.11
Notice of Shelf Notes Upsize Authorization, dated July 29, 2021 between PGIM, Inc. and MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed August 4, 2021)

4.12
Indenture, dated November 16, 2021, among MGP Ingredients, Inc., the subsidiary guarantors and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed November 16, 2021)

4.13	Form of 1.875% Convertible Senior Note due 2041 (included as Exhibit A to Exhibit 4.12 above)
4.14	Description of Registrant's Securities (incorporated by reference to the Exhibit 4.13 of the Company's Annual Report on Form 10-K filed February 23, 2023)
10.1+	The MGP Ingredients, Inc. Short-Term Incentive Plan (as Amended and Restated) (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 3, 2022)
10.2+	MGP Ingredients, Inc. 2014 Non-Employee Director Equity Incentive Plan (Incorporated by reference to Exhibit C of the Company's Proxy Statement on Schedule 14A filed April 21, 2014)
10.3+	MGP Ingredients, Inc. 2014 Equity Incentive Plan (as amended and restated) (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 20, 2016)
10.4+	MGP Ingredients, Inc. 2024 Equity Incentive Plan (Incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed April 9, 2024)
10.5+	Compensation Claw Back Policy (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 12, 2011)

10.6+	MGPI Processing, Inc. Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K filed February 27, 2019)
10.7+
Employment Agreement between David J. Colo and MGP Ingredients, Inc. entered into February 7, 2020 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 11, 2020)

10.8+
Employment Agreement between David Bratcher and MGP Ingredients, Inc. dated October 31, 2023 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 2, 2023)

10.9+
Retirement and Transition Agreement between David J. Colo and MGP Ingredients, Inc. dated October 31, 2023 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 2, 2023)

10.10
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

10.12
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
10.19 +*
Form of Agreement as to Award of Restricted Stock Units Granted Under the 2014 Equity Incentive Plan (3-year pro rata vesting) (Incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K filed February 2,2024)

10.20+	Form of Restricted Stock Unit Award Agreement under the 2024 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 20, 2024)
10.21+
Letter agreement relating to additional severance benefits, dated June 27, 2022, between the Company and David Bratcher (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 30, 2022)

10.22+	Transition Agreement, dated December 19, 2024, between the Company and David Bratcher (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 20, 2024)
10.23+	Interim Service Agreement, dated December 19, 2024, between the Company and Brandon Gall (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 20, 2024)
10.24+	Transition Agreement, dated April 23, 2024, between the Company and Curtis Landherr (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 26, 2024)
19	Insider Trading Policy
21*	Subsidiaries of the Company
23.1*	Consent of KPMG, LLP, Independent Registered Public Accounting Firm
24*	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (Incorporated by reference to the signature pages of this report)
31*	Interim CEO and CFO Certification pursuant to Rule 13a-14(a)
32**	Interim CEO and CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
97	Compensation Clawback Policy for Section 16 Officers (Incorporated by reference to Exhibit 97 of the Company’s Annual Report on From 10-K filed on February 23, 2024)

101	The following financial information from MGP Ingredients, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, and (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows (and in the case of (ii), (iii), (iv) and (v)) for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, and (vi) the Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File - formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101
+ Management contract or compensatory plan or arrangement
* Filed herewith
** Furnished herewith
ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MGP INGREDIENTS, INC.

Date: February 26, 2025	By	/s/ Brandon M. Gall
Brandon M. Gall, Interim President and Chief Executive Officer; Vice President, Finance and Chief Financial Officer

POWER OF ATTORNEY

Know all people by these presents, that each person whose signature appears below constitutes and appoints Brandon M. Gall and Kathleen Molamphy, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby confirming all that said attorneys-in-fact and agents or either of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 26, 2025.

Name	Title	Date
/s/ Brandon M. Gall
Brandon M. Gall	Interim President and Chief Executive Officer (Principal Executive Officer); Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2025

/s/ Neha J. Clark
Neha J. Clark	Director	February 26, 2025

/s/ Thomas A. Gerke
Thomas A. Gerke	Director	February 26, 2025

/s/ Donn Lux
Donn Lux	Director	February 26, 2025

/s/ Preet H. Michelson
Preet H. Michelson	Director	February 26, 2025

/s/ Lori L.S. Mingus
Lori L.S. Mingus	Director	February 26, 2025

/s/ Kevin S. Rauckman
Kevin S. Rauckman	Director	February 26, 2025

/s/ Karen Seaberg
Karen Seaberg	Director	February 26, 2025

/s/ Todd B. Siwak
Todd B. Siwak	Director	February 26, 2025