Form 10-Q
period 2025-03-31
MGP INGREDIENTS INC
filed 2025-05-01
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
21,271,756 shares of Common Stock, no par value, as of April 25, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Quarter Ended March 31,
	2025	2024
Sales	$121,653	$170,563
Cost of sales	78,323	107,768
Gross profit	43,330	62,795
Advertising and promotion expenses	8,172	8,683
Selling, general, and administrative expenses	21,205	20,979
Impairment of long-lived assets and other	—	116
Change in fair value of contingent consideration	14,700	4,100
Operating income (loss)	(747)	28,917
Interest expense, net	(1,854)	(2,019)
Other income (expense), net	215	(52)
Income (loss) before income taxes	(2,386)	26,846
Income tax expense	671	6,262
Net income (loss)	(3,057)	20,584
Net loss attributable to noncontrolling interest	33	51
Net income (loss) attributable to MGP Ingredients, Inc.	(3,024)	20,635
Income (loss) attributable to participating securities	30	(239)
Net income (loss) used in earnings per common share calculation	$(2,994)	$20,396

Weighted average common shares
Basic	21,342,531	22,142,277
Diluted	21,342,531	22,142,277

Earnings per common share
Basic	$(0.14)	$0.92
Diluted	$(0.14)	$0.92

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarter Ended March 31,
	2025	2024
Net income (loss) attributable to MGP Ingredients, Inc.	$(3,024)	$20,635
Other comprehensive income (loss), net of tax:
Unrealized gain on foreign currency translation adjustment	317	—
Change in Company-sponsored post-employment benefit plan	(21)	(40)
Other comprehensive income (loss)	296	(40)

Comprehensive income (loss) attributable to MGP Ingredients, Inc.	(2,728)	20,595

Comprehensive loss attributable to noncontrolling interest	(33)	(51)
Comprehensive income (loss)	$(2,761)	$20,544

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

	March 31, 2025	December 31, 2024
Current Assets
Cash and cash equivalents	$20,112	$25,273
Receivables (less allowance for credit loss, $1,875 at both March 31, 2025, and December 31, 2024)	107,827	148,488
Inventory	378,243	364,944
Prepaid expenses	5,002	3,983
Refundable income taxes	5,542	3,448
Total current assets	516,726	546,136
Property, plant, and equipment	570,962	562,714
Less accumulated depreciation and amortization	(251,064)	(246,042)
Property, plant, and equipment, net	319,898	316,672
Operating lease right-of-use assets, net	16,294	15,540
Investment in joint venture	7,281	7,024
Intangible assets, net	267,638	268,451
Goodwill	247,789	247,789
Other assets	2,576	4,173
Total assets	$1,378,202	$1,405,785
Current Liabilities
Current maturities of long-term debt	$6,400	$6,400
Accounts payable	54,400	66,336
Contingent consideration, current	100,000	—
Federal and state excise taxes payable	5,260	5,358
Accrued expenses and other	16,282	14,356
Total current liabilities	182,342	92,450
Long-term debt, less current maturities	94,771	121,277
Convertible senior notes	195,943	195,864
Long-term operating lease liabilities	12,749	11,940
Contingent consideration	—	85,300
Other noncurrent liabilities	2,210	2,981
Deferred income taxes	63,494	63,430
Total liabilities	551,509	573,242
Commitments and Contingencies (Note 7)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 23,125,166 shares at March 31, 2025 and December 31, 2024; and 21,270,343 and 21,194,707 shares outstanding at March 31, 2025 and December 31, 2024, respectively	6,715	6,715
Additional paid-in capital	328,935	332,195
Retained earnings	558,327	563,929
Accumulated other comprehensive loss	(362)	(658)
Treasury stock, at cost, 1,854,823 and 1,930,459 shares at March 31, 2025 and December 31, 2024, respectively	(65,270)	(68,019)
Total MGP Ingredients, Inc. stockholders’ equity	828,349	834,166
Noncontrolling interest	(1,656)	(1,623)
Total equity	826,693	832,543
Total liabilities and equity	$1,378,202	$1,405,785
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Quarter to Date Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$(3,057)	$20,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,808	5,289
Share-based compensation	742	1,116
Equity method investment loss (gain)	(257)	296
Deferred income taxes, including change in valuation allowance	64	645
Change in fair value of contingent consideration	14,700	4,100
Other, net	73	157
Changes in operating assets and liabilities:
Receivables, net	40,594	11,257
Inventory	(13,439)	(2,119)
Prepaid expenses	(1,025)	(1,904)
Income taxes payable (refundable)	(2,094)	5,530
Accounts payable	(146)	(10,207)
Accrued expenses and other	2,857	(10,380)
Federal and state excise taxes payable	(98)	1,548
Other, net	(38)	(1,289)
Net cash provided by operating activities	44,684	24,623

Cash Flows from Investing Activities
Additions to property, plant, and equipment	(19,926)	(27,026)
Other, net	—	(240)
Net cash used in investing activities	(19,926)	(27,266)

Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(2,578)	(2,672)
Repurchase of Common Stock	(1,035)	(6,961)
Proceeds from long-term debt	—	30,000
Principal payments on long-term debt	(26,600)	(16,600)
Net cash provided by (used in) financing activities	(30,213)	3,767

Effect of exchange rate changes on cash and cash equivalents	294	(15)
Increase (decrease) in cash and cash equivalents	(5,161)	1,109
Cash and cash equivalents, beginning of period	25,273	18,388
Cash and cash equivalents, end of period	$20,112	$19,497
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Quarter to Date Ended March 31, 2025 and 2024
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2024	$4	$6,715	$332,195	$563,929	$(658)	$(68,019)	$(1,623)	$832,543
Comprehensive loss:
Net loss	—	—	—	(3,024)	—	—	(33)	(3,057)
Other comprehensive income	—	—	—	—	296	—	—	296
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,578)	—	—	—	(2,578)
Share-based compensation	—	—	524	—	—	—	—	524
Stock shares awarded, forfeited or vested	—	—	(3,784)	—	—	3,784	—	—
Stock shares repurchased	—	—	—	—	—	(1,035)	—	(1,035)
Balance, March 31, 2025	$4	$6,715	$328,935	$558,327	$(362)	$(65,270)	$(1,656)	$826,693

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2023	$4	$6,715	$325,453	$539,883	$(397)	$(21,166)	$(1,425)	$849,067
Comprehensive income:
Net income (loss)	—	—	—	20,635	—	—	(51)	20,584
Other comprehensive loss	—	—	—	—	(40)	—	—	(40)
Dividends and dividend equivalents of $0.12 per common share and per restricted stock unit, net of estimated forfeitures	—	—	—	(2,670)	—	—	—	(2,670)
Share-based compensation	—	—	5,563	—	—	—	—	5,563
Stock shares awarded, forfeited or vested	—	—	(1,556)	—	—	1,556	—	—
Stock shares repurchased	—	—	—	—	—	(6,961)	—	(6,961)
Balance, March 31, 2024	$4	$6,715	$329,460	$557,848	$(437)	$(26,571)	$(1,476)	$865,543

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

Note 1.  Accounting Policies and Basis of Presentation

The Company. MGP Ingredients, Inc. (the “Company” or “MGP”) is a Kansas corporation headquartered in Atchison, Kansas and is a leading producer of branded and distilled spirits, as well as food ingredient solutions. The Company has a portfolio of its own high quality branded spirits which are produced through its distilleries and bottling facilities and sold to distributors. The Company’s branded spirits products account for a range of price points from value products through premium plus brands. Distilled spirits include premium bourbon, rye, and other American whiskeys (“brown goods”) and grain neutral spirits (“GNS”), including vodka and gin. The Company’s distilled spirits are either sold directly or indirectly to manufacturers of other branded spirits. The Company’s protein and starch food ingredients are predominately wheat based and provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. The ingredient products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries.

The Company reports three operating segments: Branded Spirits, Distilling Solutions, and Ingredient Solutions.

Basis of Presentation and Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2025, should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”).  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventories are stated at the lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials. Inventory consists of the following:

	March 31, 2025	December 31, 2024
Finished goods	$45,076	$43,952
Barreled distillate (bourbons and other whiskeys)	295,127	283,119
Raw materials	25,367	25,491
Work in process	2,287	1,673
Maintenance materials	8,787	8,591
Other	1,599	2,118
Total	$378,243	$364,944

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

Goodwill and Indefinite-Lived Intangible Assets. The Company records goodwill and indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and indefinite-lived intangible assets to its respective reporting units. All goodwill and indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets are related to the Branded Spirits reporting unit. The Company evaluates goodwill for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. To the extent that the carrying value exceeds fair value, an impairment of goodwill is recognized. Judgment is required in the determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. The Company separately evaluates indefinite-lived intangible assets for impairment. As of March 31, 2025, Company determined that goodwill and indefinite-lived intangible assets were not impaired.

The Company will continue to evaluate its goodwill and indefinite-lived intangible assets in future quarters. Any significant decline in the Company’s market capitalization or changes in discount rates, even if due to macroeconomic factors, could put pressure on the carrying value of its goodwill. In addition, if future revenues and contributions to the Company’s operating results for any of its indefinite-lived intangible assets or Branded Spirits reporting unit perform at levels below its current projections, the Company may be required to record additional impairment charges to certain intangible assets. A determination that a portion or all of the Company’s goodwill or indefinite-lived intangible assets are impaired could have a material adverse effect on its business, consolidated financial condition, and results of operations.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. Excluding the impact of the conversion feature of the Convertible Senior Notes, the fair value of the Company’s debt was $226,124 and $249,672 at March 31, 2025 and December 31, 2024, respectively. The financial statement carrying value of total debt (net of unamortized loan fees) was $297,114 and $323,541 at March 31, 2025 and December 31, 2024, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

The fair value calculation of contingent consideration associated with the acquisition of Penelope Bourbon LLC (“Penelope”) uses unobservable inputs, such as estimated net sales over the term of the earn-out period, discount rates, and volatility rates. The contingent consideration is measured using the Monte Carlo simulation approach. The inputs used in the calculation of the contingent consideration liability are considered Level 3 under the fair value hierarchy due to the lack of relevant market activity. The contingent consideration liability is measured on a quarterly basis and recorded at fair value. The changes in fair value of the obligation resulted from changes in the key assumptions between measurement dates, such as actual net sales, projected net sales, discount rates, and volatility rates. During the quarters ended March 31, 2025 and 2024, there were $14,700 and $4,100, respectively, in adjustments to the fair value measurement of the contingent consideration obligation, which were included in the change of fair value of contingent consideration on the Condensed Consolidated Statements of Income. The fair value of the Company’s contingent consideration liability was $100,000 and $85,300 at March 31, 2025 and December 31, 2024, respectively. The amount payable is based upon achievement of certain net sales targets between the Acquisition date and December 31, 2025. The possible payments range from zero to a maximum payout of $110,800.

Fair value disclosure for deferred compensation plan investments is included in Note 8, Employee and Non-Employee Benefit Plans.

Equity Method Investments. The Company holds 50 percent interests in DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S.de R.L. de C.V. (“Agricola” and together with DGL, “LMX”), which are accounted for as equity method investments and are considered affiliates of the Company. The investment in LMX, which is recorded in investment in joint venture on the Condensed Consolidated Balance Sheets, was $7,281 and $7,024 at March 31, 2025 and December 31, 2024, respectively. During the quarter ended March 31, 2025, the Company recorded income of $257 from its equity method investments, which is recorded in other income (expense), net on the Condensed Consolidated Statements of Income. During the quarter ended March 31, 2024, the Company recorded a loss of $296 which is recorded in other income (expense), net on the Condensed Consolidated Statements of Income.

During the quarters ended March 31, 2025 and 2024, the Company purchased $4,042 and $8,092, respectively, of finished goods from LMX and bulk beverage alcohol from the other 50 percent owner of DGL.

Recently Adopted Accounting Standard Updates. The Company did not adopt any new Accounting Standard Updates (“ASUs”) during the quarter ended March 31, 2025.

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

Note 2.  Revenue

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

Disaggregation of Sales. The following table presents the Company’s sales disaggregated by segment and major products and services:

	Quarter Ended March 31,
	2025	2024
Branded Spirits
Premium plus	$22,318	$20,906
Mid	13,027	14,761
Value	7,341	10,009
Other	5,541	4,470
Total Branded Spirits	48,227	50,146

Distilling Solutions
Brown goods	33,656	66,331
Warehouse services	8,077	7,956
White goods and other co-products	5,210	10,565
Total Distilling Solutions	46,943	84,852

Ingredient Solutions
Specialty wheat starches	15,853	22,271
Specialty wheat proteins	7,348	9,995
Commodity wheat starches	2,719	3,262
Commodity wheat proteins	563	37
Total Ingredient Solutions	26,483	35,565

Total sales	$121,653	$170,563

Note 3. Goodwill and Intangible Assets

Definite-Lived Intangible Assets. The Company acquired definite-lived intangible assets in connection with various acquisitions of businesses prior to 2025. The distributor relationships have a carrying value of $54,648, net of accumulated amortization of $10,452. The distributor relationships have a useful life of 20 years. The amortization expense for the quarters ended March 31, 2025 and 2024 was $813.

As of March 31, 2025, the expected future amortization expense related to definite-lived intangible assets is as follows:

Remainder of 2025	$2,442
2026	3,255
2027	3,255
2028	3,255
2029	3,255
Thereafter	39,186
Total	$54,648

Goodwill and Indefinite-Lived Intangible Assets. The Company records goodwill and indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and indefinite-lived intangible assets to its respective reporting units. The carrying amount of goodwill, which relates to the Branded Spirits segment, was $247,789 at both March 31, 2025 and December 31, 2024. The carrying amount of trade name indefinite-lived intangible assets, which relates to the Branded Spirits segment, was $212,990 at both March 31, 2025 and December 31, 2024.

Note 4.  Corporate Borrowings

The following table presents the Company’s outstanding indebtedness:

Description(a)	March 31, 2025	December 31, 2024
Credit Agreement - Revolver, 5.42% (variable rate) due 2026	$80,000	$105,000
Convertible Senior Notes, 1.88% (fixed rate) due 2041	201,250	201,250
Note Purchase Agreement
Series A Senior Secured Notes, 3.53% (fixed rate) due 2027	8,000	8,800
Senior Secured Notes, 3.80% (fixed rate) due 2029	13,600	14,400
Total indebtedness outstanding	302,850	329,450
Less unamortized loan fees(b)	(5,736)	(5,909)
Total indebtedness outstanding, net	297,114	323,541
Less current maturities of long-term debt	(6,400)	(6,400)
Long-term debt	$290,714	$317,141
(a) Interest rates are as of March 31, 2025.
(b) Loan fees are being amortized over the life of the debt agreements.

Credit Agreement. On February 14, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with multiple participants led by Wells Fargo Bank, National Association that matures on May 14, 2026. The Credit Agreement provided for a $300,000 revolving credit facility. On May 14, 2021, the Company amended the Credit Agreement to extend the terms and to increase the principal amount available to $400,000 and to permit the Company, subject to obtaining lender approval, to increase the amount of the revolving credit facility by up to an additional $100,000 provided certain conditions are satisfied and at the discretion of the lender. On August 31, 2022, the Credit Agreement was amended to change the interest rate benchmark from LIBOR to SOFR. The Credit Agreement includes certain requirements and covenants with which the Company was in compliance at March 31, 2025. As of March 31, 2025, the Company had $80,000 outstanding borrowings under the Credit Agreement, leaving $320,000 available.

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

During 2017, the Company issued $20,000 of Series A Senior Secured Notes with a maturity date of August 23, 2027. During 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Note Purchase Agreement includes certain requirements and covenants with which the Company was in compliance at March 31, 2025. As of March 31, 2025, the Company had $8,000 of Series A Senior Secured Notes and $13,600 of additional Senior Secured Notes outstanding under the Note Purchase Agreement, leaving $228,400 available under the Note Purchase Agreement.

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
Income tax expense for the quarter ended March 31, 2025 was $671 for an effective tax rate of (28.1) percent. The effective tax rate for the quarter ended March 31, 2025 differed from the 21 percent U.S. federal statutory rate on pretax income primarily due to the discrete tax impact related to vesting of share based awards, state income tax, and income tax on foreign subsidiaries, partially offset by federal and state tax credits. The tax rate was negative due to the net loss position and the discrete tax impact of the vesting of share based awards granted in the prior years during periods of higher stock prices.

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

Note 6.  Equity and EPS

The following table presents computations of basic and diluted EPS:

	Quarter Ended March 31,
	2025	2024
Operations:
Net income (loss)(a)	$(3,057)	$20,584
Net loss attributable to noncontrolling interest	33	51
Income (loss) attributable to participating securities (unvested shares and units)(b)	30	(239)
Net income used in EPS calculation	$(2,994)	$20,396

Share information:
Basic weighted average common shares(c)	21,342,531	22,142,277
Diluted weighted average common shares(d)	21,342,531	22,142,277

Basic EPS	$(0.14)	$0.92
Diluted EPS	$(0.14)	$0.92
(a)Net income attributable to all stockholders.
(b)Participating securities included 213,290 and 260,651 unvested restricted stock units (“RSUs”) at March 31, 2025 and 2024, respectively.
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

Share Repurchase. On February 29, 2024, the Company announced that its Board of Directors approved a $100,000 share repurchase program. Under the share repurchase program, the Company can repurchase stock from time to time for cash in open market purchases, privately negotiated transactions, or by other means, in accordance with applicable securities laws and other legal requirements. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice. During the quarter ended March 31, 2025, the Company repurchased no shares under the share repurchase program. During the quarter ended March 31, 2024, the Company repurchased approximately 59,084 shares of Company Stock for approximately $5,000. As of March 31, 2025, there was approximately $53,412 remaining under the share repurchase program.

Common Stock Share Activity. The following table presents the Company’s share activity:

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2024	437	21,194,707
Issuance of Common Stock	—	107,267
Repurchase of Common Stock (b)	—	(31,631)
Balance, March 31, 2025	437	21,270,343

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2023	437	22,016,113
Issuance of Common Stock	—	74,913
Repurchase of Common Stock (a)	—	(81,969)
Balance, March 31, 2024	437	22,009,057
(a)59,084 shares that were repurchased during the quarter ended March 31, 2024, pursuant to the Company’s share repurchase program. The remaining shares repurchased were related to the tax withholding on equity-based compensation.
(b)The Common Stock repurchases were for tax withholding on equity-based compensation.

Note 7.  Commitments and Contingencies

The Company and its subsidiaries are, from time to time, a party to legal and regulatory proceedings arising in the ordinary course of its business.  The Company accrues estimated costs for a contingency when management believes that a loss is probable and can be reasonably estimated.

On December 16, 2024, a putative securities class action, captioned Operating Engineers Construction Industry Miscellaneous Pension Fund v. MGP Ingredients, Inc. et al., was filed in the United States District Court for the Southern District of New York against the Company, two of its former Chief Executive Officers and its current Interim Chief Executive Officer and Chief Financial Officer (the “Operating Engineers Action”). The Operating Engineers Action was brought on behalf of a putative class who acquired publicly traded MGP common stock between May 4, 2023 and October 30, 2024. On February 13, 2025, a second putative securities class action, captioned Bronstein v. MGP Ingredients, Inc. et al., was filed in the United States District Court for the Southern District of New York against the same defendants (the “Bronstein Action”). The Bronstein Action was brought on behalf of a putative class who acquired publicly traded MGP securities between May 4, 2023 and October 30, 2024. Both actions assert securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with statements made in the Company’s quarterly earnings releases and on earnings calls during the alleged class period. The Operating Engineers Action and Bronstein Action have been consolidated and transferred to the United States District Court for the District of Kansas, now captioned In re MGPI Ingredients, Inc. Securities Litigation. A Lead Plaintiff has been appointed in the securities action and the Court has ordered the Amended Complaint to be filed by May 15, 2025. The Company believes there are substantial defenses to the claims asserted and intends to defend the lawsuits vigorously.

On January 23, 2025, a putative derivative lawsuit captioned Sebald v. Colo, et al., Case No. 2:25-cv-02034, was filed in the United States District Court for the District of Kansas against two of the Company’s former Chief Executive Officers, its current Interim Chief Executive Officer and Chief Financial Officer, and the members of its Board of Directors (the “Sebald

Action”). On March 17, 2025, a second putative derivative lawsuit captioned Reid v. Bratcher, et al., Case No. 2:25-cv-02127, was filed in the United States District Court for the District of Kansas against the same defendants (the “Reid Action”). The Company is a “Nominal Defendant” in the lawsuits, which reflects the fact that the lawsuits are maintained by the respective named plaintiffs on behalf of the Company and that the plaintiffs seek damages on the Company’s behalf. Both complaints allege, among other things, that the defendants breached their fiduciary duties and violated federal securities laws by causing the Company to make false and/or misleading statements and/or omissions in public filings during the class period alleged in the securities actions and also allege breaches of fiduciary duties by failing to maintain internal controls. The Sebald complaint also alleges breaches of fiduciary duties by seeking shareholder approval of an equity incentive plan, and causing the Company to repurchase its own stock at artificially inflated prices. The complaints bring additional claims for unjust enrichment, abuse of control, gross mismanagement, aiding and abetting breaches of fiduciary duties, and waste of corporate assets and seek indemnity and contribution from the named current and former officers. The Court has consolidated the Sebald Action and Reid Action for discovery purposes. The Company believes there are substantial defenses to the claims asserted and intends to defend the lawsuits vigorously.

Note 8.  Employee and Non-Employee Benefit Plans

Share-Based Compensation Plans.  The Company has one equity-based compensation plan, the 2024 Equity Incentive Plan (the “2024 Plan”), which authorized 1,319,320 shares for issuance, subject to the adjustment and add-back provision of the 2024 Plan. The 2024 Plan provides for the awarding of stock options, stock appreciation rights, shares of restricted stock, RSUs, performance stock units (“PSUs”), and other stock-based awards for executive officers and other employees, as well as non-employee directors and certain consultants and advisors. As of March 31, 2025, 1,174,393 shares remain available for issuance under the 2024 Plan, with PSUs counted at the target level established on the award’s grant date.

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan (the “EDC Plan”) effective June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company’s obligations under the EDC Plan change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the EDC Plan. Realized and unrealized gains (losses) on deferred compensation plan investments were included as a component of other income (expense), net on the Company’s Condensed Consolidated Statements of Income. For the quarter ended March 31, 2025 and 2024 the Company had a loss on deferred compensation plan investments of $44 and a gain on deferred compensation plan investments of $252, respectively.

EDC Plan investments are classified as Level 1 in the fair value hierarchy since the investments trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. At March 31, 2025 and December 31, 2024, the EDC Plan investments were $2,058 and $3,653, respectively, which were recorded in other assets on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan current liabilities were $661 and $1,520 at March 31, 2025 and December 31, 2024, respectively, which were included in accrued expenses and other on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan non-current liabilities were $1,398 and $2,132 at March 31, 2025 and December 31, 2024, respectively, and were included in other noncurrent liabilities on the Company’s Condensed Consolidated Balance Sheets.

Note 9.  Operating Segments

At March 31, 2025, the Company had three segments: Branded Spirits, Distilling Solutions, and Ingredient Solutions. The Company’s reportable segments are based on the financial information the chief operating decision maker uses to allocate resources and evaluate performance of the business. The Branded Spirits segment consists of a portfolio of high quality branded spirits which are produced through distilleries and bottling facilities. The Distilling Solutions segment consists of food grade alcohol (primarily brown goods) and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry). The Distilling Solutions segment also includes warehouse services, such as barrel put away, barrel storage, and barrel retrieval services. The Ingredient Solutions segment consists of specialty starches and proteins as well as commodity starches and proteins. Intersegment sales and transfers are recorded at cost and are treated as a transfer of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

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

The following tables present summarized financial information for each segment:

	Quarter Ended March 31, 2025
	Branded Spirits	Distilling Solutions	Ingredient Solutions	Corporate	Total
Sales	$48,227	$46,943	$26,483	$—	$121,653
Cost of Goods Sold	26,029	28,263	24,031	—	78,323
Gross Profit	22,198	18,680	2,452	—	43,330
Advertising and promotion expense	7,654	146	320	52	8,172
SG&A expense	8,990	652	1,124	10,439	21,205
Change in fair value of contingent consideration	14,700	—	—	—	14,700
Operating income	$(9,146)	$17,882	$1,008	$(10,491)	$(747)

Depreciation and amortization	$2,140	$2,055	$1,271	$342	$5,808

	Quarter Ended March 31, 2024
	Branded Spirits	Distilling Solutions	Ingredient Solutions	Corporate	Total
Sales	$50,146	$84,852	$35,565	$—	$170,563
Cost of Goods Sold	27,614	50,769	29,385	—	107,768
Gross Profit	22,532	34,083	6,180	—	62,795
Advertising and promotion expense	7,754	319	472	138	8,683
SG&A expense	9,770	579	988	9,642	20,979
Impairment of long-lived assets and other	—	116	—	—	116
Change in fair value of contingent consideration	4,100	—	—	—	4,100
Operating income	$908	$33,069	$4,720	$(9,780)	$28,917

Depreciation and amortization	$1,823	$1,957	$1,169	$340	$5,289

The following table allocates assets to each segment as of:

	March 31, 2025	December 31, 2024
Identifiable Assets
Branded Spirits	$851,708	$862,458
Distilling Solutions	365,340	382,432
Ingredient Solutions	128,239	132,003
Corporate	32,915	28,892
Total	$1,378,202	$1,405,785

Note 10.  Subsequent Events

Dividend. On May 1, 2025, the Company announced a quarterly dividend payable to stockholders of record of the Company’s common stock, resulting in dividend equivalents payable to RSU holders, of $0.12 per share and per RSU. The dividend and dividend equivalents are payable on May 30, 2025 to stockholders of record and certain RSU holders as of May 16, 2025.

Credit Agreement. On April 24, 2025, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, swingline lender, and issuing lender, and the other lenders and parties thereto. The A&R Credit Agreement amends and restates the Company’s existing credit agreement, dated as of February 14, 2020. The A&R Credit Agreement increases the size of the revolving credit facility from $400,000 to $500,000 and extends the maturity date from May 14, 2026 to April 24, 2030. The A&R Credit Agreement also increased the amount of the revolving credit facility by up to an additional $200,000, subject to certain conditions.

Note Purchase Agreements. In connection with entering into the A&R Credit Agreement, the Company also entered into a Sixth Amendment to the Note Purchase Agreement and Private Shelf Agreement (the “Sixth Amendment”), among the Company, Prudential, and certain noteholders affiliated with Prudential. The Sixth Amendment amends the Note Purchase Agreement to extend the period for issuing up to $250,000 senior secured promissory notes from August 31, 2026 to April 24, 2028.

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

All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially. For information on these risks and uncertainties and other factors that could affect the Company’s business, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K for the year ended December 31, 2024, this Report, and our other filings with the Securities and Exchange Commission (the “SEC”). Forward looking statements in this Report are made as of the date of this Report, and we undertake no obligation to update any forward-looking statements or information made in this Report, except as required by law.

OVERVIEW

MGP is a leading producer of branded and distilled spirits as well as food ingredient solutions. We have a portfolio of our own high quality branded spirits, which we produce through our distilleries and bottling facilities and sell to distributors. Our branded spirits products account for a range of price points from value products through premium plus brands. Distilled spirits include premium bourbon, rye, and other American whiskeys (“brown goods”) and grain neutral spirits (“GNS”), including vodka and gin. Our distilled spirits are either sold directly or indirectly to manufacturers of other branded spirits. Our protein and starch food ingredients are predominately wheat based and provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. Our ingredients products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Report, as well as our audited consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - General,” set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

RESULTS OF OPERATIONS

Consolidated Results

The table below details the consolidated results for the quarters ended March 31, 2025 and 2024:

	Quarter Ended March 31,
	2025	2024	2025 v. 2024
Sales	$121,653	$170,563	(29)%
Cost of sales	78,323	107,768	(27)
Gross profit	43,330	62,795	(31)
Gross margin %	35.6%	36.8%	(1.2)	pp(a)
Advertising and promotion expenses	8,172	8,683	(6)
Selling, general, and administrative (“SG&A”) expenses	21,205	20,979	1
Impairment of long-lived assets and other	—	116	N/A
Change in fair value of contingent consideration	14,700	4,100	259
Operating income (loss)	(747)	28,917	(103)
Operating margin %	(0.6)%	17.0%	(17.6)	pp
Interest expense, net	(1,854)	(2,019)	8
Other income (expense), net	215	(52)	513
Income (loss) before income taxes	(2,386)	26,846	(109)
Income tax expense	671	6,262	(89)
Effective tax expense rate %	(28.1)%	23.3%	(51.4)	pp
Net income (loss)	$(3,057)	$20,584	(115)%
Net income margin %	(2.5)%	12.1%	(14.6)	pp
(a) Percentage points (“pp”).

Sales - Sales for the quarter ended March 31, 2025 were $121,653, a decrease of 29 percent compared to the year-ago quarter, which was the result of decreased sales in each segment. Within the Distilling Solutions segment, sales were down 45 percent primarily due to decreased sales of brown goods. Within the Ingredient Solutions segment, sales were down 26 percent, primarily due to decreased sales of specialty wheat starches and proteins. Within the Branded Spirits segment, sales were down 4 percent due to decreased sales of brands in the value and mid price tiers (see “Segment Results”).

Gross profit - Gross profit for the quarter ended March 31, 2025 was $43,330, a decrease of 31 percent compared to the year-ago quarter. The decrease was driven by a decrease in gross profit in each segment. Within the Distilling Solutions segment, gross profit decreased by $15,403, or 45 percent. Within the Ingredient Solutions segment, gross profit decreased by $3,728, or 60 percent. Within the Branded Spirits segment, gross profit decreased $334, or 1 percent (see “Segment Results”).

Advertising and promotion expenses - Advertising and promotion expenses for the quarter ended March 31, 2025 were $8,172, a decrease of 6 percent compared to the year-ago quarter.

SG&A expenses - SG&A expenses for the quarter ended March 31, 2025 were $21,205, a slight increase of 1 percent compared to the year-ago quarter.

Operating income (loss) - Operating income (loss) for the quarter ended March 31, 2025 decreased to a loss of $747 from income of $28,917 for the quarter ended March 31, 2024, primarily as a result of the decrease in gross profit in the Distilling Solutions segment, the change in the fair value of the contingent consideration liability related to the improved performance of the Penelope brand, and the decrease in gross profit in the Ingredient Solutions segment.

Operating income, quarter versus quarter	Operating Income	Change
Operating income for the quarter ended March 31, 2024	$28,917
Decrease in gross profit - Distilling Solutions segment(a)	(15,403)	(53)%
Decrease in gross profit - Ingredient Solutions segment(a)	(3,728)	(13)	pp(b)
Decrease in gross profit - Branded Spirits segment(a)	(334)	(1)	pp
Decrease in advertising and promotion expenses	511	2	pp
Increase in SG&A expenses	(226)	(1)	pp
Decrease in impairment of long-lived assets and other	116	—	pp
Change in fair value of contingent consideration	(10,600)	(37)	pp
Operating loss for the quarter ended March 31, 2025	$(747)	(103)%
(a) See “Segment Results.”
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for the quarter ended March 31, 2025 was $671, for an effective tax rate of (28.1) percent. Income tax expense for the quarter ended March 31, 2024 was $6,262, for an effective tax rate of 23.3 percent. The decrease in income tax expense, quarter versus quarter, was due primarily to lower income before income taxes, as the Company was in a net loss position for the quarter ended March 31, 2025, primarily due to the change in the fair value of the contingent consideration liability related to the Penelope acquisition. The tax rate for the quarter ended March 31, 2025 was negative primarily due to the net loss position and the discrete tax impact of the vesting of share based awards granted in the prior years during periods of higher stock prices.

Earnings per common share (“EPS”) - Basic and Diluted EPS was $(0.14) for the quarter ended March 31, 2025, compared to $0.92 for the quarter ended March 31, 2024. The change in basic and diluted EPS, quarter versus quarter, was primarily due to a decrease in operating income and the change in effective tax rate.

Change in EPS, quarter versus quarter	EPS	Change
Basic and Diluted EPS for the quarter ended March 31, 2024	$0.92
Change in operating income (loss)(a)	(1.01)	(110)%
Change in interest expense, net(a)	0.01	1	pp(b)
Change in other income (expense), net(a)	0.01	1	pp
Change in effective tax rate	(0.07)	(8)	pp
Change in income allocated to participating securities	0.01	1	pp
Change in weighted average shares outstanding	(0.01)	(1)	pp
Basic and Diluted EPS for the quarter ended March 31, 2025	$(0.14)	(116)%
(a) Net of tax based on the effective tax rate for the base year (2024).
(b) Percentage points (“pp”).

SEGMENT RESULTS

Branded Spirits

The following tables show selected financial information for the Branded Spirits segment for the quarters ended March 31, 2025 and 2024.

	BRANDED SPIRITS SALES
	Quarter Ended March 31,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2025	2024	$ Change	% Change
Premium plus	$22,318	$20,906	$1,412	7%
Mid	13,027	14,761	(1,734)	(12)
Value	7,341	10,009	(2,668)	(27)
Other	5,541	4,470	1,071	24
Total Branded Spirits	$48,227	$50,146	$(1,919)	(4)%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	(4)%	(7)%	3%

	Other Financial Information
	Quarter Ended March 31,		Quarter versus Quarter Increase / (Decrease)
	2025	2024	$ Change	% Change
Gross profit	$22,198	$22,532	$(334)	(1)%
Gross margin %	46.0%	44.9%		1.1	pp(d)
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
(d) Percentage points (“pp”).

Total sales of the Branded Spirits segment for the quarter ended March 31, 2025 decreased by $1,919, or 4 percent, compared to the prior year quarter primarily due to lower sales volume, partially offset by higher net price/mix (as defined in the table above). Sales of brands within the value and mid price tiers decreased primarily driven by lower sales volume of certain tequila, liqueur, and cordial brands. Sales within the premium plus price tier increased driven by increased net price/mix and sales volume reflecting increased focus on the American whiskey and tequila categories.

Gross profit decreased slightly versus prior year quarter by $334, or 1 percent, primarily driven by a decrease in sales volume, partially offset by increased net/price mix. Gross margin for the quarter ended March 31, 2025 increased to 46.0 percent from 44.9 percent for the prior year quarter, driven primarily by increased sales in the premium plus price tier.

Distilling Solutions

The following tables show selected financial information for the Distilling Solutions segment for the quarters ended March 31, 2025 and 2024.

	DISTILLING SOLUTIONS SALES
	Quarter Ended March 31,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2025	2024	$ Change	% Change
Brown goods	$33,656	$66,331	$(32,675)	(49)%
Warehouse services	8,077	7,956	121	2
White goods and other co-products	5,210	10,565	(5,355)	(51)
Total Distilling Solutions	$46,943	$84,852	$(37,909)	(45)%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Brown goods	(49)%	(35)%	(14)%

	Other Financial Information
	Quarter Ended March 31,		Quarter versus Quarter Increase / (Decrease)
	2025	2024	$ Change	% Change
Gross profit	$18,680	$34,083	$(15,403)	(45)%
Gross margin %	39.8%	40.2%		(0.4)	pp(d)
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
(d) Percentage points (“pp”).

Total sales of the Distilling Solutions segment for the quarter ended March 31, 2025 decreased by $37,909, or 45 percent, compared to the prior year quarter, primarily driven by lower brown goods sales. Brown goods sales volume and net price/mix decreased primarily due to reduced customer demand resulting from elevated industry-wide barrel inventory levels. White goods and other co-products sales decreased primarily due to a reduction in sales volume resulting from phasing out a number of white goods customer contracts in the wake of the Atchison distillery closure, as well as reduced production volumes of dried distillers grain. Warehouse sales were slightly up as compared to prior year quarter.

Gross profit decreased versus prior year quarter by $15,403, or 45 percent, due to lower brown goods sales volume and net price/mix, partially offset by increased gross profit in white goods and other co-products due to favorable net price/mix as well as increased gross profit in warehouse services. Gross margin for the quarter ended March 31, 2025 decreased to 39.8 percent from 40.2 percent for the prior year quarter.

Ingredient Solutions

The following tables show selected financial information for the Ingredient Solutions segment for the quarters ended March 31, 2025 and 2024.

	INGREDIENT SOLUTIONS SALES
	Quarter Ended March 31,		Quarter versus Quarter Sales Change Increase / (Decrease)
	2025	2024	$ Change	% Change
Specialty wheat starches	$15,853	$22,271	$(6,418)	(29)%
Specialty wheat proteins	7,348	9,995	(2,647)	(26)
Commodity wheat starches	2,719	3,262	(543)	(17)
Commodity wheat proteins	563	37	526	1,422
Total Ingredient Solutions	$26,483	$35,565	$(9,082)	(26)%

	Change in Quarter versus Quarter Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	(26)%	(22)%	(4)%

	Other Financial Information
	Quarter Ended March 31,		Quarter versus Quarter Increase / (Decrease)
	2025	2024	$ Change	% Change
Gross profit	$2,452	$6,180	$(3,728)	(60)%
Gross margin %	9.3%	17.4%		(8.1)	pp(d)

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
(d) Percentage points (“pp”).

Total sales of the Ingredient Solutions segment for the quarter ended March 31, 2025 decreased by $9,082, or 26 percent, compared to the prior year quarter. The decrease was primarily driven by decreased sales volume of specialty wheat starches and decreased net/price mix of specialty wheat proteins. The declines in specialty wheat starches and proteins were impacted by supply challenges resulting from adverse weather and complexities associated with the closure of the Atchison distillery, as well as the timing of commercialization of new customers.
Gross profit decreased versus prior year quarter by $3,728, or 60 percent. Gross margin for the quarter ended March 31, 2025 decreased to 9.3 percent from 17.4 percent for the prior year quarter. The decrease in gross profit was primarily driven by decreased sales volume of specialty wheat starches and decreased net/price mix of specialty wheat proteins. The declines in specialty wheat starches and proteins gross profit were impacted by supply challenges and additional costs resulting from adverse weather and complexities associated with the closure of the Atchison distillery, as well as the timing of commercialization of new customers.

CASH FLOW, FINANCIAL CONDITION, AND LIQUIDITY

We believe our financial condition continues to be of high quality, as evidenced by our ability to generate adequate cash from operations while having ready access to capital at competitive rates.

Operating cash flow and borrowings through our Credit Agreement, Convertible Senior Notes, and Note Purchase Agreement (see Note 4, Corporate Borrowings) provide the primary sources of cash to fund operating needs and capital expenditures. These same sources of cash are used to fund stockholder dividends and other discretionary uses. Our overall liquidity reflects our strong business results and an effective cash management strategy that takes into account liquidity management, economic factors, and tax considerations. We expect our sources of cash to be adequate to provide for budgeted capital expenditures, potential mergers or acquisitions, and anticipated operating requirements for the next 12 months and beyond.

Cash Flow Summary

	Quarter to Date Ended March 31,		Changes, year versus year Increase / (Decrease)
	2025	2024
Net cash provided by operating activities	$44,684	$24,623	$20,061
Net cash used in investing activities	(19,926)	(27,266)	7,340
Net cash provided by (used in) financing activities	(30,213)	3,767	(33,980)
Effect of exchange rate changes on cash	294	(15)	309
Increase (decrease) in cash and cash equivalents	$(5,161)	$1,109	$(6,270)

Cash decreased $5,161 for the quarter ended March 31, 2025, compared to a increase of $1,109 for the quarter ended March 31, 2024, for a net decrease in cash of $6,270, period versus period.

Operating Activities. Cash provided by operating activities for the quarter ended March 31, 2025 was $44,684. The cash provided by operating activities resulted primarily from cash provided by operating assets and liabilities of $26,611, adjustments for non-cash or non-operating charges of $21,130, including the change in fair value of contingent consideration, depreciation and amortization, and share-based compensation, partially offset by a net loss of $3,057. The primary drivers of the changes in operating assets and liabilities were $40,594 of cash provided by decreased accounts receivables, net, due to timing of customer payments and lower sales during the quarter, this was partially offset by $13,439 use of cash related to an increase in inventories, primarily due to an increase in barreled distillate.

Cash provided by operating activities for the quarter ended March 31, 2024 was $24,623. The cash provided by operating activities resulted primarily from net income of $20,584, adjustments for non-cash or non-operating charges of $11,603, including depreciation and amortization, the changes in fair value of contingent consideration, and share-based compensation, partially offset by cash used in operating assets and liabilities of $7,564. The primary drivers of the changes in operating assets and liabilities were $10,380 use of cash related to accrued expenses and other, which related to the incentive compensation payout during the quarter, and $10,207 use of cash related to a decrease in accounts payable due to timing of payments. These uses of cash were offset by $11,257 of cash provided by a decrease in accounts receivable, net, due to timing of sales and customer payments during the quarter.

Investing Activities. Cash used in investing activities for the quarter ended March 31, 2025 was $19,926, which resulted from additions to property, plant, and equipment (see “Capital Spending”). Cash used in investing activities for the quarter ended March 31, 2024 was $27,266, which primarily resulted from additions to property, plant, and equipment of $27,026 (see “Capital Spending”).

Capital Spending. We manage capital spending to support our business growth plans. We have incurred $8,094 and $13,134 of capital expenditures and have paid $19,926 and $27,026 for capital expenditures for the quarter ended March 31, 2025 and 2024, respectively. We expect to incur approximately $36,000 in capital expenditures in 2025, which includes capital expenditures for facility improvement and expansion, facility sustaining projects, and environmental, health, and safety projects. The difference between the amount of capital expenditures incurred and amount paid is due to the change in capital expenditures in accounts payable.

Financing Activities. Cash used in financing activities for the quarter ended March 31, 2025 was $30,213, due to net payments on debt of $26,600 (see “Long-Term and Short-Term Debt”), payments of dividends and dividend equivalents of $2,578 (see “Dividends and Dividend Equivalents”), and repurchases of Common Stock of $1,035 (see “Treasury Purchases” and “Share Repurchase”).

Cash provided by financing activities for the quarter ended March 31, 2024 was $3,767, due to net proceeds on debt of $13,400 (see “Long-Term and Short-Term Debt”), partially offset by repurchase of Common Stock of $6,961 (see “Treasury Purchases” and “Share Repurchases”) and payments of dividends and dividend equivalents of $2,672 (see “Dividends and Dividend Equivalents”).

Treasury Purchases. 105,776 RSUs vested and converted to shares of Common Stock for employees during the quarter ended March 31, 2025, of which we withheld and purchased for treasury 31,631 shares valued at $1,035 to cover payment of associated withholding taxes.

73,230 RSUs vested and converted to shares of Common Stock for employees during the quarter ended March 31, 2024, of which we withheld and purchased for treasury 22,885 shares valued at $1,961 to cover payment of associated withholding taxes.

Share Repurchase. On February 29, 2024, we announced that our Board of Directors approved a $100,000 share repurchase program. Under the share repurchase program, we can repurchase stock from time to time for cash in open market purchases, privately negotiated transactions, or by other means, in accordance with applicable securities laws and other legal requirements. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice. During the quarter ended March 31, 2025, we did not repurchase any share of Common Stock under the share repurchase program. During the quarter ended March 31, 2024, the Company repurchased approximately 59,084 shares of Company Stock for approximately $5,000. As of March 31, 2025, there was approximately $53,412 remaining under the share repurchase program.

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared(a)	Paid(a)	Dividend payment	Dividend equivalent payment(b)	Total payment
2025
February 26, 2025	March 14, 2025	March 28, 2025	$0.12	$0.12	$2,553	$25	$2,578

2024
February 22, 2024	March 15, 2024	March 29, 2024	$0.12	$0.12	$2,641	$31	$2,672
(a) Per share amount.
(b) Dividend equivalent payments on unvested participating securities.

On May 1, 2025, we announced a dividend payable to stockholders of record of our Common Stock, resulting in dividend equivalents payable to RSU holders, of $0.12 per share and per RSU. The dividend and dividend equivalent are payable on May 30, 2025 to stockholders of record and certain RSU holders as of May 16, 2025.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development, merger and acquisition, Board-approved dividends, and share repurchase activities), and the overall cost of capital. Total debt was $297,114 (net of unamortized loan fees of $5,736) at March 31, 2025, and $323,541 (net of unamortized loan fees of $5,909) at December 31, 2024.

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

Our principal sources of cash are product sales and borrowing on our various debt agreements. Under our debt agreements, we must meet certain financial covenants and restrictions, and at March 31, 2025, we met those covenants and restrictions.

At March 31, 2025, our current assets exceeded our current liabilities by $334,384, largely due to our inventories, at cost, of $378,243. At March 31, 2025, our cash balance was $20,112 and we have used our various debt agreements for liquidity purposes, with $320,000 available under our Credit Agreement for additional borrowings and $228,400 available under the Note Purchase Agreement (see Note 4, Corporate Borrowings). We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments, dividend payments, and potential mergers and acquisitions. Subject to market conditions, we could also fund future mergers and acquisitions through the issuance of additional shares of Common Stock. In addition, we have strong operating results such that we believe financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

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

Interest Rate Exposures. Our various debt agreements (see Note 4, Corporate Borrowings) expose us to market risks arising from adverse changes in interest rates. Established procedures and internal processes govern the management of this market risk.

Increases in market interest rates would cause interest expense under our variable interest rate debt to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings under variable interest rate debt during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at March 31, 2025, a 100 basis point increase over the current rates actually in effect at such date would increase our interest expense on an annual basis by $800. Based on weighted average outstanding fixed-rate borrowings at March 31, 2025, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $15,739, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $18,331.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 31, 2025, our Interim Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”)). Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer has concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2024, and Note 7 in this Report for information on certain proceedings to which we are subject.

ITEM 1A.    RISK FACTORS

Risk factors are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
January 1, 2025 through January 31, 2025	—	$—	—	$53,412
February 1, 2025 through February 28, 2025	—	—	—	53,412
March 1, 2025 through March 31, 2025	—	—	—	53,412
Total	—		—
(1)On February 29, 2024, we announced that our Board of Directors approved a $100,000 share repurchase program. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

During the quarter ended March 31, 2025, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408(a) of Regulation S-K).

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
10.1
Amended and Restated Credit Agreement among MGP Ingredients, Inc., Wells Fargo Bank, National Association, and the other lenders and parties thereto, dated April 24, 2025 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 29, 2025)

10.2
Sixth Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc. and certain noteholders affiliated with PGIM, Inc., dated April 24, 2025 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 29, 2025)

*31.1	Interim CEO and CFO Certification pursuant to Rule 13a-14(a)
**32.1	Interim CEO and CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data Filed - formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101
* Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	May 1, 2025	By	/s/ Brandon M. Gall
Brandon M. Gall, Interim President and Chief Executive Officer; Vice President, Finance and Chief Financial Officer