Form 10-Q
period 2025-06-30
MGP INGREDIENTS INC
filed 2025-07-31
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
21,292,736 shares of Common Stock, no par value, as of July 25, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Quarter Ended June 30,		Year to Date Ended June 30,
	2025	2024	2025	2024
Sales	$145,494	$190,805	$267,147	$361,368
Cost of sales	87,107	107,573	165,430	215,341
Gross profit	58,387	83,232	101,717	146,027
Advertising and promotion expenses	6,913	11,665	15,085	20,348
Selling, general, and administrative expenses	23,156	22,759	44,361	43,738
Impairment of long-lived assets and other	—	21	—	137
Change in fair value of contingent consideration	8,000	5,400	22,700	9,500
Operating income	20,318	43,387	19,571	72,304
Interest expense, net	(1,897)	(2,205)	(3,751)	(4,224)
Other income, net	314	943	529	891
Income before income taxes	18,735	42,125	16,349	68,971
Income tax expense	4,308	10,108	4,979	16,370
Net income	14,427	32,017	11,370	52,601
Net loss (income) attributable to noncontrolling interest	(1)	68	32	119
Net income attributable to MGP Ingredients, Inc.	14,426	32,085	11,402	52,720
Income attributable to participating securities	(159)	(347)	(127)	(572)
Net income used in earnings per common share calculation	$14,267	$31,738	$11,275	$52,148

Weighted average common shares
Basic	21,360,984	22,119,227	21,351,809	22,130,752
Diluted	21,360,984	22,119,227	21,351,809	22,130,752

Earnings per common share
Basic	$0.67	$1.43	$0.53	$2.36
Diluted	$0.67	$1.43	$0.53	$2.36

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarter Ended June 30,		Year to Date Ended June 30,
	2025	2024	2025	2024
Net income attributable to MGP Ingredients, Inc.	$14,426	$32,085	$11,402	$52,720
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency translation adjustment	638	(76)	955	(76)
Change in Company-sponsored post-employment benefit plan	(21)	(40)	(42)	(80)
Other comprehensive income (loss)	617	(116)	913	(156)

Comprehensive income attributable to MGP Ingredients, Inc.	15,043	31,969	12,315	52,564

Comprehensive income (loss) attributable to noncontrolling interest	1	(68)	(32)	(119)
Comprehensive income	$15,044	$31,901	$12,283	$52,445

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

	June 30, 2025	December 31, 2024
Current Assets
Cash and cash equivalents	$17,320	$25,273
Receivables (less allowance for credit loss, $2,262 and $1,875 at June 30, 2025, and December 31, 2024, respectively)	117,190	148,488
Inventory	379,702	364,944
Prepaid expenses	5,711	3,983
Refundable income taxes	320	3,448
Total current assets	520,243	546,136
Property, plant, and equipment	581,901	562,714
Less accumulated depreciation and amortization	(256,150)	(246,042)
Property, plant, and equipment, net	325,751	316,672
Operating lease right-of-use assets, net	15,270	15,540
Investment in joint venture	7,519	7,024
Intangible assets, net	266,824	268,451
Goodwill	247,789	247,789
Other assets	2,664	4,173
Total assets	$1,386,060	$1,405,785
Current Liabilities
Current maturities of long-term debt	$6,400	$6,400
Accounts payable	41,932	66,336
Contingent consideration, current	108,000	—
Federal and state excise taxes payable	3,855	5,358
Accrued expenses and other	18,424	14,356
Total current liabilities	178,611	92,450
Long-term debt, less current maturities	94,663	121,277
Convertible senior notes	196,023	195,864
Long-term operating lease liabilities	11,814	11,940
Contingent consideration	—	85,300
Other noncurrent liabilities	2,291	2,981
Deferred income taxes	62,529	63,430
Total liabilities	545,931	573,242
Commitments and Contingencies (Note 7)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 23,125,166 shares at June 30, 2025 and December 31, 2024; and 21,291,442 and 21,194,707 shares outstanding at June 30, 2025 and December 31, 2024, respectively	6,715	6,715
Additional paid-in capital	329,256	332,195
Retained earnings	570,154	563,929
Accumulated other comprehensive income (loss)	255	(658)
Treasury stock, at cost, 1,833,724 and 1,930,459 shares at June 30, 2025 and December 31, 2024, respectively	(64,600)	(68,019)
Total MGP Ingredients, Inc. stockholders’ equity	841,784	834,166
Noncontrolling interest	(1,655)	(1,623)
Total equity	840,129	832,543
Total liabilities and equity	$1,386,060	$1,405,785
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$11,370	$52,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,638	10,618
Share-based compensation	2,030	1,981
Equity method investment gain	(494)	(614)
Deferred income taxes, including change in valuation allowance	(901)	(10)
Change in fair value of contingent consideration	22,700	9,500
Other, net	446	270
Changes in operating assets and liabilities:
Receivables, net	31,103	(14,766)
Inventory	(15,224)	(11,754)
Prepaid expenses	(1,752)	(1,217)
Income taxes payable (refundable)	3,128	(1,818)
Accounts payable	(10,687)	(6,345)
Accrued expenses and other	4,663	(10,738)
Federal and state excise taxes payable	(1,504)	2,241
Other, net	(159)	(367)
Net cash provided by operating activities	56,357	29,582

Cash Flows from Investing Activities
Additions to property, plant, and equipment	(32,156)	(33,397)
Other, net	(11)	(260)
Net cash used in investing activities	(32,167)	(33,657)

Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(5,156)	(5,344)
Repurchase of Common Stock	(1,035)	(9,735)
Loan fees paid related to borrowings	(2,712)	—
Proceeds from long-term debt	28,000	50,000
Principal payments on long-term debt	(52,200)	(28,200)
Net cash provided by (used in) financing activities	(33,103)	6,721

Effect of exchange rate changes on cash and cash equivalents	960	(23)
Increase (decrease) in cash and cash equivalents	(7,953)	2,623
Cash and cash equivalents, beginning of period	25,273	18,388
Cash and cash equivalents, end of period	$17,320	$21,011
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Year to Date Ended June 30, 2025
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2024	$4	$6,715	$332,195	$563,929	$(658)	$(68,019)	$(1,623)	$832,543
Comprehensive loss:
Net loss	—	—	—	(3,024)	—	—	(33)	(3,057)
Other comprehensive income	—	—	—	—	296	—	—	296
Dividends declared(a)	—	—	—	(2,578)	—	—	—	(2,578)
Share-based compensation	—	—	524	—	—	—	—	524
Stock shares awarded, forfeited or vested	—	—	(3,784)	—	—	3,784	—	—
Stock shares repurchased	—	—	—	—	—	(1,035)	—	(1,035)
Balance, March 31, 2025	4	6,715	328,935	558,327	(362)	(65,270)	(1,656)	826,693
Comprehensive income:
Net income	—	—	—	14,426	—	—	1	14,427
Other comprehensive income	—	—	—	—	617	—	—	617
Dividends declared(a)	—	—	—	(2,599)	—	—	—	(2,599)
Share-based compensation	—	—	991	—	—	—	—	991
Stock shares awarded, forfeited or vested	—	—	(670)	—	—	670	—	—
Balance, June 30, 2025	$4	$6,715	$329,256	$570,154	$255	$(64,600)	$(1,655)	$840,129

(a)Dividends and dividend equivalents were $0.12 per common share, per restricted stock unit, and per performance stock unit for the quarters ended March 31, 2025 and June 30, 2025.

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Year to Date Ended June 30, 2024
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2023	$4	$6,715	$325,453	$539,883	$(397)	$(21,166)	$(1,425)	$849,067
Comprehensive income:
Net income (loss)	—	—	—	20,635	—	—	(51)	20,584
Other comprehensive loss	—	—	—	—	(40)	—	—	(40)
Dividends declared(a)	—	—	—	(2,670)	—	—	—	(2,670)
Share-based compensation	—	—	5,563	—	—	—	—	5,563
Stock shares awarded, forfeited or vested	—	—	(1,556)	—	—	1,556	—	—
Stock shares repurchased	—	—	—	—	—	(6,961)	—	(6,961)
Balance, March 31, 2024	4	6,715	329,460	557,848	(437)	(26,571)	(1,476)	865,543
Comprehensive income:
Net income (loss)	—	—	—	32,085	—	—	(68)	32,017
Other comprehensive income	—	—	—	—	(116)	—	—	(116)
Dividends declared(a)	—	—	—	(2,668)	—	—	—	(2,668)
Share-based compensation	—	—	911	—	—	—	—	911
Stock shares awarded, forfeited, or vested	—	—	(658)	—	—	658	—	—
Stock shares repurchased	—	—	—	—	—	(2,774)	—	(2,774)
Balance, June 30, 2024	$4	$6,715	$329,713	$587,265	$(553)	$(28,687)	$(1,544)	$892,913

(a)Dividends and dividend equivalents were $0.12 per common share and per restricted stock unit for the quarters ended March 31, 2024 and June 30, 2024.

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

The Company reports three operating segments: Branded Spirits, Distilling Solutions, and Ingredient Solutions.

Basis of Presentation and Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter and year to date ended June 30, 2025, should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”).  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventories are stated at the lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials. Inventory consists of the following:

	June 30, 2025	December 31, 2024
Finished goods	$44,776	$43,952
Barreled distillate (bourbons and other whiskeys)	297,864	283,119
Raw materials	25,978	25,491
Work in process	1,466	1,673
Maintenance materials	8,694	8,591
Other	924	2,118
Total	$379,702	$364,944

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

Goodwill and Indefinite-Lived Intangible Assets. The Company records goodwill and indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and indefinite-lived intangible assets to its respective reporting units. All goodwill and indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets are related to the Branded Spirits reporting unit. The Company evaluates goodwill for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. To the extent that the carrying value exceeds fair value, an impairment of goodwill is recognized. Judgment is required in the determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. The Company separately evaluates indefinite-lived intangible assets for impairment. As of June 30, 2025, Company determined that goodwill and indefinite-lived intangible assets were not impaired.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. Excluding the impact of the conversion feature of the Convertible Senior Notes, the fair value of the Company’s debt was $227,906 and $249,672 at June 30, 2025 and December 31, 2024, respectively. The financial statement carrying value of total debt (net of unamortized loan fees) was $297,086 and $323,541 at June 30, 2025 and December 31, 2024, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

The fair value calculation of contingent consideration associated with the acquisition of Penelope Bourbon LLC (“Penelope”) uses unobservable inputs, such as estimated net sales over the term of the earn-out period, discount rates, and volatility rates. The contingent consideration is measured using the Monte Carlo simulation approach. The inputs used in the calculation of the contingent consideration liability are considered Level 3 under the fair value hierarchy due to the lack of relevant market activity. The contingent consideration liability is measured on a quarterly basis and recorded at fair value. The changes in fair value of the obligation resulted from changes in the key assumptions between measurement dates, such as actual net sales, projected net sales, discount rates, and volatility rates. During the quarters ended June 30, 2025 and 2024, there were $8,000 and $5,400, respectively, in adjustments to the fair value measurement of the contingent consideration obligation. During the years to date ended June 30, 2025 and 2024, there were $22,700 and $9,500, respectively, in adjustments to the fair value measurement of the contingent consideration obligation. These adjustments were included in the change in fair value of contingent consideration on the Condensed Consolidated Statements of Income. The fair value of the Company’s contingent consideration liability was $108,000 and $85,300 at June 30, 2025 and December 31, 2024, respectively. The amount payable is based upon achievement of certain net sales targets between the acquisition date and December 31, 2025. The possible payments range from zero to a maximum payout of $110,800.

Fair value disclosure for deferred compensation plan investments is included in Note 8, Employee and Non-Employee Benefit Plans.

Equity Method Investments. The Company holds 50 percent interests in DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S.de R.L. de C.V. (“Agricola” and together with DGL, “LMX”), which are accounted for as equity method investments and are considered affiliates of the Company. The investment in LMX, which is recorded in investment in joint venture on the Condensed Consolidated Balance Sheets, was $7,519 and $7,024 at June 30, 2025 and December 31, 2024, respectively. During the quarter and year to date ended June 30, 2025, the Company recorded income of $237 and $494, respectively, from its equity method investment. During the quarter and year to date ended June 30, 2024, the Company recorded income of $910 and $614, respectively, from its equity method investments. Income from the equity method investment is recorded in other income (expense), net on the Condensed Consolidated Statements of Income.

During the quarters ended June 30, 2025 and 2024, the Company purchased $6,524 and $6,906, respectively, of finished goods from LMX and bulk beverage alcohol from the other 50 percent owner of DGL. During the year to date ended June 30, 2025 and 2024, the Company purchased $10,566 and $14,998, respectively, of finished goods from LMX and bulk beverage alcohol from the other 50 percent owner of DGL.

Recently Adopted Accounting Standard Updates. The Company did not adopt any new Accounting Standard Updates (“ASUs”) during the quarter ended June 30, 2025.

Recently Issued Accounting Pronouncements. ASU 2023-09, Improvements to Income Tax Disclosures, requires improved disclosures related to the rate reconciliation and income taxes paid. This ASU requires companies to reconcile the income tax expense attributable to continuing operations to the statutory federal income tax rate applied to pre-tax income from continuing operations. Additionally, this ASU requires companies to disclose the total amount of income taxes paid during the period. This ASU is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the financial statements. The Company plans to adopt this standard when the guidance becomes effective and it expects this standard to impact the note disclosures with no material impacts to the consolidated financial statements.

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

Disaggregation of Sales. The following table presents the Company’s sales disaggregated by segment and major products and services:

	Quarter Ended June 30,		Year to Date Ended June 30,
	2025	2024	2025	2024
Branded Spirits
Premium plus	$31,099	$30,707	$53,417	$51,613
Mid	15,493	17,061	28,520	31,822
Value	8,936	11,655	16,277	21,664
Other	4,992	4,618	10,533	9,088
Total Branded Spirits	60,520	64,041	108,747	114,187

Distilling Solutions
Brown goods	35,057	75,443	68,713	141,774
Warehouse services	8,001	8,392	16,078	16,348
White goods and other co-products	6,942	9,553	12,152	20,118
Total Distilling Solutions	50,000	93,388	96,943	178,240

Ingredient Solutions
Specialty wheat starches	18,474	19,203	34,327	41,474
Specialty wheat proteins	12,612	11,200	19,960	21,195
Commodity wheat starches	3,061	2,973	5,780	6,235
Commodity wheat proteins	827	—	1,390	37
Total Ingredient Solutions	34,974	33,376	61,457	68,941

Total sales	$145,494	$190,805	$267,147	$361,368

Note 3. Goodwill and Intangible Assets

Definite-Lived Intangible Assets. The Company acquired definite-lived intangible assets in connection with various acquisitions of businesses prior to 2025. The distributor relationships have a carrying value of $53,834, net of accumulated amortization of $11,266. The distributor relationships have a useful life of 20 years. The amortization expense for the quarters ended June 30, 2025 and 2024 was $814. The amortization expense for years to date ended June 30, 2025 and 2024 was $1,627.

As of June 30, 2025, the expected future amortization expense related to definite-lived intangible assets is as follows:

Remainder of 2025	$1,628
2026	3,255
2027	3,255
2028	3,255
2029	3,255
Thereafter	39,186
Total	$53,834

Goodwill and Indefinite-Lived Intangible Assets. The Company records goodwill and indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and indefinite-lived intangible assets to its respective reporting units. The carrying amount of goodwill, which relates to the Branded Spirits segment, was $247,789 at both June 30, 2025 and December 31, 2024. The carrying amount of trade name indefinite-lived intangible assets, which relates to the Branded Spirits segment, was $212,990 at both June 30, 2025 and December 31, 2024.

Note 4.  Corporate Borrowings

The following table presents the Company’s outstanding indebtedness:

Description(a)	June 30, 2025	December 31, 2024
Credit Agreement - Revolver, 5.42% (variable rate) due 2030	$84,000	$105,000
Convertible Senior Notes, 1.88% (fixed rate) due 2041	201,250	201,250
Note Purchase Agreement
Series A Senior Secured Notes, 3.53% (fixed rate) due 2027	7,200	8,800
Senior Secured Notes, 3.80% (fixed rate) due 2029	12,800	14,400
Total indebtedness outstanding	305,250	329,450
Less unamortized loan fees(b)	(8,164)	(5,909)
Total indebtedness outstanding, net	297,086	323,541
Less current maturities of long-term debt	(6,400)	(6,400)
Long-term debt	$290,686	$317,141
(a) Interest rates are as of June 30, 2025.
(b) Loan fees are being amortized over the life of the debt agreements.

Credit Agreement. On February 14, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with multiple participants led by Wells Fargo Bank, National Association (“Wells Fargo Bank”) which provided for a $300,000 revolving credit facility and had a maturity date of May 14, 2026. On April 24, 2025, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with Wells Fargo Bank, as administrative agent, swingline lender, and issuing lender, and the other lenders and parties thereto. The A&R Credit Agreement amends and restates the Company’s existing Credit Agreement, extending the maturity date to April 24, 2030. The A&R Credit Agreement increases the size of the revolving credit facility to $500,000 and permits the Company to increase the amount of the revolving credit facility by up to an additional $200,000, subject to certain conditions and at the discretion of the lenders. The Company incurred $2,712 of loan fees related to the A&R Credit Agreement during the quarter ended June 30, 2025.

The A&R Credit Agreement includes certain requirements and covenants with which the Company was in compliance at June 30, 2025. As of June 30, 2025, the Company had $84,000 outstanding borrowings under the A&R Credit Agreement, leaving $416,000 available.

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

Note Purchase Agreements. The Company’s Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc. (“Prudential”), an affiliate of Prudential Financial, Inc., and certain affiliates of Prudential, provides for the issuance of $20,000 of Series A Senior Secured Notes and the issuance of up to $105,000 of additional Senior Secured Notes (or any higher amount solely to the extent Prudential has provided written notice to the Company of its authorization of such a higher amount). Effective August 23, 2023, the Note Purchase Agreement was amended to increase the total amount of Senior Secured Notes that may be issued under the facility of the Note Purchase Agreement to $250,000. On April 24, 2025, the Note Purchase Agreement was amended to extend the period for issuing senior secured promissory notes under the Note Purchase Agreement from August 31, 2026 to April 24, 2028.

During 2017, the Company issued $20,000 of Series A Senior Secured Notes with a maturity date of August 23, 2027. During 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Note Purchase Agreement includes certain requirements and covenants with which the Company was in compliance at June 30, 2025. As of June 30, 2025, the Company had $7,200 of Series A Senior Secured Notes and $12,800 of additional Senior Secured Notes outstanding under the Note Purchase Agreement, leaving $230,000 available under the Note Purchase Agreement.

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
On July 4, 2025, President Donald Trump signed the “One Big Beautiful Bill Act” into law. Under GAAP, the impact of changes in tax law are recognized as a component of the income tax provision related to continuing operations, with the entire impact recognized as a discrete item in the quarter of enactment. The bill had no impact to the Company’s income tax provision during the quarter ended June 30, 2025, and the Company is currently evaluating the impact the bill may have on the condensed consolidated financial statements in future quarters.

Income tax expense for the quarter and year to date ended June 30, 2025 was $4,308 and $4,979, respectively, for an effective tax rate of 23.0 percent and 30.5 percent, respectively. The effective tax rate for the quarter and year to date ended June 30, 2025 differed from the 21 percent U.S. federal statutory rate on pretax income primarily due to state income tax and income tax on foreign subsidiaries, partially offset by federal and state tax credits. In addition, for the year to date ended June 30, 2025, the effective tax rate differed from the U.S. federal statutory rate on pretax income due to the discrete tax impact related to the vesting of share based awards.

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

Note 6.  Equity and EPS

The following table presents computations of basic and diluted EPS:

	Quarter Ended June 30,		Year to Date Ended June 30,
	2025	2024	2025	2024
Operations:
Net income(a)	$14,427	$32,017	$11,370	$52,601
Net loss (income) attributable to noncontrolling interest	(1)	68	32	119
Income attributable to participating securities (unvested shares and units)(b)	(159)	(347)	(127)	(572)
Net income used in EPS calculation	$14,267	$31,738	$11,275	$52,148

Share information:
Basic weighted average common shares(c)	21,360,984	22,119,227	21,351,809	22,130,752
Diluted weighted average common shares(d)	21,360,984	22,119,227	21,351,809	22,130,752

Basic EPS	$0.67	$1.43	$0.53	$2.36
Diluted EPS	$0.67	$1.43	$0.53	$2.36
(a)Net income attributable to all stockholders.
(b)Participating securities included 222,462 and 243,243 unvested restricted stock units (“RSUs”) at June 30, 2025 and 2024, respectively.
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

Share Repurchase. On February 29, 2024, the Company announced that its Board of Directors approved a $100,000 share repurchase program. Under the share repurchase program, the Company can repurchase stock from time to time for cash in open market purchases, privately negotiated transactions, or by other means, in accordance with applicable securities laws and other legal requirements. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice. During the quarter and year to date ended June 30, 2025, the Company repurchased no shares under the share repurchase program. During the quarter and year to date ended June 30, 2024, the Company repurchased approximately 33,363 and 92,447 shares, respectively, of Company Stock for approximately $2,500 and $7,500, respectively. As of June 30, 2025, there was approximately $53,412 remaining under the share repurchase program.

Common Stock Share Activity. The following table presents the Company’s share activity:

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2024	437	21,194,707
Issuance of Common Stock	—	107,267
Repurchase of Common Stock (b)	—	(31,631)
Balance, March 31, 2025	437	21,270,343
Issuance of Common Stock	—	21,099
Repurchase of Common Stock	—	—
Balance, June 30, 2025	437	21,291,442

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2023	437	22,016,113
Issuance of Common Stock	—	74,913
Repurchase of Common Stock (a)	—	(81,969)
Balance, March 31, 2024	437	22,009,057
Issuance of Common Stock	—	14,627
Repurchase of Common Stock(a)	—	(35,999)
Balance, June 30, 2024	437	21,987,685
(a)59,084 and 33,363 shares that were repurchased during the quarters ended March 31, 2024 and June 30, 2024, respectively, pursuant to the Company’s share repurchase program. The remaining shares repurchased were related to the tax withholding on equity-based compensation.
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

On December 16, 2024, a putative securities class action, captioned Operating Engineers Construction Industry Miscellaneous Pension Fund v. MGP Ingredients, Inc. et al., was filed in the United States District Court for the Southern District of New York against the Company, two of its former Chief Executive Officers and its current Interim Chief Executive Officer and Chief Financial Officer (the “Operating Engineers Action”). The Operating Engineers Action was brought on behalf of a putative class who acquired publicly traded MGP common stock between May 4, 2023 and October 30, 2024. On February 13, 2025, a second putative securities class action, captioned Bronstein v. MGP Ingredients, Inc. et al., was filed in the United States District Court for the Southern District of New York against the same defendants (the “Bronstein Action”). The Bronstein Action was brought on behalf of a putative class who acquired publicly traded MGP securities between May 4, 2023 and October 30, 2024. Both actions assert securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with statements made in the Company’s quarterly earnings releases and on earnings calls during the alleged class period. The Operating Engineers Action and Bronstein Action have been consolidated and transferred to the United States District Court for the District of Kansas, now captioned In re MGPI Ingredients, Inc. Securities Litigation. Lead Plaintiffs filed an Amended Complaint on May 15, 2025, which Defendants moved to dismiss on July 15, 2025. The Company believes there are substantial defenses to the claims asserted and intends to defend the lawsuit vigorously.

On January 23, 2025, a putative derivative lawsuit captioned Sebald v. Colo, et al., Case No. 2:25-cv-02034, was filed in the United States District Court for the District of Kansas against two of the Company’s former Chief Executive Officers, its current Interim Chief Executive Officer and Chief Financial Officer, and the members of its Board of Directors (the “Sebald Action”). On March 17, 2025, a second putative derivative lawsuit captioned Reid v. Bratcher, et al., Case No. 2:25-cv-02127, was filed in the United States District Court for the District of Kansas against the same defendants (the “Reid Action”). On July 1, 2025, the respective plaintiffs in these cases filed a consolidated amended complaint (the “Consolidated Action”). On May 15, 2025, a third putative derivative lawsuit captioned Kruitwagen v. Bratcher, et al., Case No. 2:25-cv-02262, was filed in the United States District Court for the District of Kansas against the same defendants as in the Consolidated Action. The Company is a “Nominal Defendant” in the lawsuits, which reflects the fact that the lawsuits are maintained by the respective named plaintiffs on behalf of the Company and that the plaintiffs seek damages on the Company’s behalf. The complaints allege, among other things, that the defendants breached their fiduciary duties and violated federal securities laws by causing the Company to make false and/or misleading statements and/or omissions in public filings during the class period alleged in the securities action and also allege breaches of fiduciary duties by failing to maintain internal controls. The complaints also allege breaches of fiduciary duties by seeking shareholder approval of an equity incentive plan, and causing the Company to repurchase its own stock at artificially inflated prices. The complaints bring additional claims for unjust enrichment, abuse of control, gross mismanagement, aiding and abetting breaches of fiduciary duties, and waste of corporate assets and seek indemnity and contribution from the named current and former officers. On July 24, 2025 and July 28, 2025, the Court entered orders staying the Consolidated Action and Kruitwagen, respectively, pending an outcome on the motion to dismiss filed in the putative securities class action. The Company believes there are substantial defenses to the claims asserted and intends to defend the lawsuits vigorously.

Note 8.  Employee and Non-Employee Benefit Plans

Share-Based Compensation Plans.  The Company has one equity-based compensation plan, the 2024 Equity Incentive Plan (the “2024 Plan”), which authorized 1,319,320 shares for issuance, subject to the adjustment and add-back provision of the 2024 Plan. The 2024 Plan provides for the awarding of stock options, stock appreciation rights, shares of restricted stock, RSUs, performance stock units (“PSUs”), and other stock-based awards for executive officers and other employees, as well as non-employee directors and certain consultants and advisors. As of June 30, 2025, 1,128,247 shares remain available for issuance under the 2024 Plan, with PSUs counted at the target level established on the award’s grant date.

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan (the “EDC Plan”) effective June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company’s obligations under the EDC Plan change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the EDC Plan. Realized and unrealized gains (losses) on deferred compensation plan investments were included as a component of other income (expense), net on the Company’s Condensed Consolidated Statements of Income. For the quarter and year to date ended June 30, 2025, the Company had a gain on deferred compensation plan investments of $92 and $48, respectively, and for the quarter and year to date ended June 30, 2024, the Company had a gain on deferred compensation plan investments of $34 and $286, respectively.

EDC Plan investments are classified as Level 1 in the fair value hierarchy since the investments trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. At June 30, 2025 and December 31, 2024, the EDC Plan investments were $2,150 and $3,653, respectively, which were recorded in other assets on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan current liabilities were $661 and $1,520 at June 30, 2025 and December 31, 2024, respectively, which were included in accrued expenses and other on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan non-current liabilities were $1,489 and $2,132 at June 30, 2025 and December 31, 2024, respectively, and were included in other noncurrent liabilities on the Company’s Condensed Consolidated Balance Sheets.

Note 9.  Operating Segments

At June 30, 2025, the Company had three segments: Branded Spirits, Distilling Solutions, and Ingredient Solutions. The Company’s reportable segments are based on the financial information the chief operating decision maker uses to allocate resources and evaluate performance of the business. The Branded Spirits segment consists of a portfolio of high quality branded spirits which are produced through distilleries and bottling facilities. The Distilling Solutions segment consists of food grade alcohol (primarily brown goods) and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry). The Distilling Solutions segment also includes warehouse services, such as barrel put away, barrel storage, and barrel retrieval services. The Ingredient Solutions segment consists of specialty starches and proteins as well as commodity starches and proteins. Intersegment sales and transfers are recorded at cost and are treated as a transfer of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

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

The following tables present summarized financial information for each segment:

	Quarter Ended June 30, 2025
	Branded Spirits	Distilling Solutions	Ingredient Solutions	Corporate	Total
Sales	$60,520	$50,000	$34,974	$—	$145,494
Cost of Goods Sold	28,536	31,188	27,383	—	87,107
Gross Profit	31,984	18,812	7,591	—	58,387
Advertising and promotion expense	6,268	285	331	29	6,913
SG&A expense	8,979	786	970	12,421	23,156
Change in fair value of contingent consideration	8,000	—	—	—	8,000
Operating income	$8,737	$17,741	$6,290	$(12,450)	$20,318

Depreciation and amortization	$2,145	$2,025	$1,307	$353	$5,830

	Quarter Ended June 30, 2024
	Branded Spirits	Distilling Solutions	Ingredient Solutions	Corporate	Total
Sales	$64,041	$93,388	$33,376	$—	$190,805
Cost of Goods Sold	30,408	50,915	26,250	—	107,573
Gross Profit	33,633	42,473	$7,126	—	83,232
Advertising and promotion expense	10,828	241	462	134	11,665
SG&A expense	10,170	683	880	11,026	22,759
Impairment of long-lived assets and other	—	21	—	—	21
Change in fair value of contingent consideration	5,400	—	—	—	5,400
Operating income	$7,235	$41,528	$5,784	$(11,160)	$43,387

Depreciation and amortization	$1,852	$1,968	$1,170	$339	$5,329

	Year to Date Ended June 30, 2025
	Branded Spirits	Distilling Solutions	Ingredient Solutions	Corporate	Total
Sales	$108,747	$96,943	$61,457	$—	$267,147
Cost of Goods Sold	54,565	59,451	51,414	—	165,430
Gross Profit	54,182	37,492	10,043	—	101,717
Advertising and promotion expense	13,922	431	651	81	15,085
SG&A expense	17,969	1,438	2,094	22,860	44,361
Change in fair value of contingent consideration	22,700	—	—	—	22,700
Operating income	$(409)	$35,623	$7,298	$(22,941)	$19,571

Depreciation and amortization	$4,285	$4,080	$2,578	$695	$11,638

	Year to Date Ended June 30, 2024
	Branded Spirits	Distilling Solutions	Ingredient Solutions	Corporate	Total
Sales	$114,187	$178,240	$68,941	$—	$361,368
Cost of Goods Sold	58,022	101,684	55,635	—	215,341
Gross Profit	56,165	76,556	13,306	—	146,027
Advertising and promotion expense	18,582	560	934	272	20,348
SG&A expense	19,940	1,262	1,868	20,668	43,738
Impairment of long-lived assets and other	—	137	—	—	137
Change in fair value of contingent consideration	9,500	—	—	—	9,500
Operating income	$8,143	$74,597	$10,504	$(20,940)	$72,304

Depreciation and amortization	$3,675	$3,925	$2,339	$679	$10,618

The following table allocates assets to each segment as of:

	June 30, 2025	December 31, 2024
Identifiable Assets
Branded Spirits	$857,303	$862,458
Distilling Solutions	362,760	382,432
Ingredient Solutions	134,390	132,003
Corporate	31,607	28,892
Total	$1,386,060	$1,405,785

Note 10.  Subsequent Events

Dividend. On July 31, 2025, the Company announced a quarterly dividend payable to stockholders of record of the Company’s common stock, resulting in dividend equivalents payable to certain RSU holders, of $0.12 per share and per RSU. The dividend and dividend equivalents are payable on August 29, 2025 to stockholders of record and certain RSU holders as of August 15, 2025.

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

RESULTS OF OPERATIONS

Consolidated Results

The table below details the consolidated results for the quarters ended June 30, 2025 and 2024:

	Quarter Ended June 30,
	2025	2024	2025 v. 2024
Sales	$145,494	$190,805	(24)%
Cost of sales	87,107	107,573	(19)
Gross profit	58,387	83,232	(30)
Gross margin %	40.1%	43.6%	(3.5)	pp(a)
Advertising and promotion expenses	6,913	11,665	(41)
Selling, general, and administrative (“SG&A”) expenses	23,156	22,759	2
Impairment of long-lived assets and other	—	21	N/A
Change in fair value of contingent consideration	8,000	5,400	48
Operating income	20,318	43,387	(53)
Operating margin %	14.0%	22.7%	(8.7)	pp
Interest expense, net	(1,897)	(2,205)	(14)
Other income, net	314	943	(67)
Income before income taxes	18,735	42,125	(56)
Income tax expense	4,308	10,108	(57)
Effective tax expense rate %	23.0%	24.0%	(1.0)	pp
Net income	$14,427	$32,017	(55)%
Net income margin %	9.9%	16.8%	(6.9)	pp
(a) Percentage points (“pp”).

Sales - Sales for the quarter ended June 30, 2025 were $145,494, a decrease of 24 percent compared to the year-ago quarter, which was the result of decreased sales in the Distilling Solutions and Branded Spirits segments, partially offset by increased sales in the Ingredient Solutions segment. Within the Distilling Solutions segment, sales were down 46 percent primarily due to decreased sales of brown goods. Within the Branded Spirits segment, sales were down 5 percent due to decreased sales of brands in the value and mid price tiers. Within the Ingredient Solutions segment, sales were up 5 percent, primarily due to increased sales of specialty wheat proteins and commodity wheat proteins (see “Segment Results”).

Gross profit - Gross profit for the quarter ended June 30, 2025 was $58,387, a decrease of 30 percent compared to the year-ago quarter. The decrease was driven by decreased gross profit in the Distilling Solutions and Branded Spirits segments, partially offset by increased gross profit in the Ingredient Solutions segment. Within the Distilling Solutions segment, gross profit decreased by $23,661, or 56 percent. Within the Branded Spirits segment, gross profit decreased $1,649, or 5 percent. Within the Ingredient Solutions segment, gross profit increased by $465, or 7 percent (see “Segment Results”).

Advertising and promotion expenses - Advertising and promotion expenses for the quarter ended June 30, 2025 were $6,913, a decrease of 41 percent compared to the year-ago quarter, primarily driven by lapping elevated spend for certain advertising campaigns during the year-ago quarter, as well as realignment of our advertising and promotion spend to brands we believe have the most attractive growth opportunities.

SG&A expenses - SG&A expenses for the quarter ended June 30, 2025 were $23,156, a slight increase of 2 percent compared to the year-ago quarter, primarily driven by increased incentive compensation accrual as compared to the year-ago quarter, which was partially offset by our cost savings initiatives.

Operating income - Operating income for the quarter ended June 30, 2025 decreased to $20,318 from $43,387 for the quarter ended June 30, 2024, primarily as a result of the decrease in gross profit in the Distilling Solutions segment, the change in the fair value of the contingent consideration liability related to the improved performance of the Penelope brand, and the decrease in gross profit in the Branded Spirits segment. These decreases were partially offset by the reduction in advertising and promotion expenses.

Operating income, quarter versus quarter	Operating Income	Change
Operating income for the quarter ended June 30, 2024	$43,387
Decrease in gross profit - Distilling Solutions segment(a)	(23,661)	(55)%
Decrease in gross profit - Branded Spirits segment(a)	(1,649)	(3)	pp(b)
Increase in gross profit - Ingredient Solutions segment(a)	465	1	pp
Decrease in advertising and promotion expenses	4,752	11	pp
Increase in SG&A expenses	(397)	(1)	pp
Decrease in impairment of long-lived assets and other	21	—	pp
Change in fair value of contingent consideration	(2,600)	(6)	pp
Operating income for the quarter ended June 30, 2025	$20,318	(53)%
(a) See “Segment Results.”
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for the quarter ended June 30, 2025 was $4,308, for an effective tax rate of 23.0 percent. Income tax expense for the quarter ended June 30, 2024 was $10,108, for an effective tax rate of 24.0 percent. The decrease in income tax expense, quarter versus quarter, was due primarily to lower income before income taxes and the proportionately larger percentage tax rate impact for tax credits related to capital investments.

Earnings per common share (“EPS”) - Basic and Diluted EPS was $0.67 for the quarter ended June 30, 2025, compared to $1.43 for the quarter ended June 30, 2024. The change in basic and diluted EPS, quarter versus quarter, was primarily due to a decrease in operating income.

Change in EPS, quarter versus quarter	EPS	Change
Basic and Diluted EPS for the quarter ended June 30, 2024	$1.43
Change in operating income(a)	(0.79)	(56)%
Change in interest expense, net(a)	0.01	1	pp(b)
Change in other income, net(a)	(0.02)	(1)	pp
Change in effective tax rate	0.01	1	pp
Change in income allocated to participating securities	0.01	1	pp
Change in weighted average shares outstanding	0.02	1	pp
Basic and Diluted EPS for the quarter ended June 30, 2025	$0.67	(53)%
(a) Net of tax based on the effective tax rate for the base year (2024).
(b) Percentage points (“pp”).

The table below details the consolidated results for the year to date ended June 30, 2025 and 2024:

	Year to Date Ended June 30,
	2025	2024	2025 v. 2024
Sales	$267,147	$361,368	(26)%
Cost of sales	165,430	215,341	(23)
Gross profit	101,717	146,027	(30)
Gross margin %	38.1%	40.4%	(2.3)	pp(a)
Advertising and promotion expenses	15,085	20,348	(26)
SG&A expenses	44,361	43,738	1
Impairment of long-lived assets and other	—	137	N/A
Change in fair value of contingent consideration	22,700	9,500	139
Operating income	19,571	72,304	(73)
Operating margin %	7.3%	20.0%	(12.7)	pp
Interest expense, net	(3,751)	(4,224)	(11)
Other income, net	529	891	(41)
Income before income taxes	16,349	68,971	(76)
Income tax expense	4,979	16,370	(70)
Effective tax expense rate %	30.5%	23.7%	6.8	pp
Net income	$11,370	$52,601	(78)%
Net income margin %	4.3%	14.6%	(10.3)	pp
(a) Percentage points (“pp”).

Sales - Sales for the year to date ended June 30, 2025 were $267,147, a decrease of 26 percent compared to the year-ago period, which was the result of decreased sales in each segment. Within the Distilling Solutions segment, sales were down 46 percent primarily due to decreased sales of brown goods. Within the Ingredient Solutions segment, sales were down 11 percent, primarily due to decreased sales of specialty wheat starches and proteins. Sales of Branded Spirits were down 5 percent, primarily due to decreased sales of brands in the value and mid price tiers (see “Segment Results”).

Gross profit - Gross profit for the year to date ended June 30, 2025 was $101,717, a decrease of 30 percent compared to the year-ago period. The decrease was driven by a decrease in gross profit in each of the segments. In the Distilling Solutions segment, gross profit decreased by $39,064 or 51 percent. In the Ingredient Solutions segment, gross profit decreased by $3,263, or 25 percent. In the Branded Spirits segment, gross profit declined by $1,983, or 4 percent (see “Segment Results”).

Advertising and promotion expenses - Advertising and promotion expenses for the year to date ended June 30, 2025 were $15,085, a decrease of 26 percent compared to the year-ago period, primarily driven by our realignment of our advertising and promotion spend to brands we believe have the most attractive growth opportunities and lapping elevated spend for certain advertising campaigns during the year-ago quarter.

SG&A expenses - SG&A expenses for the year to date ended June 30, 2025 were $44,361, an increase of 1 percent compared to the year-ago period, primarily driven by increased incentive compensation accrual as compared to the year-ago period, which was partially offset by our cost savings initiatives.

Operating income - Operating income for the year to date ended June 30, 2025 decreased to $19,571 from $72,304 for the year to date period ended June 30, 2024, primarily due to the decrease in gross profit in the Distilling Solutions segment, the change in the fair value of the contingent consideration liability related to the improved performance of the Penelope brand, and the decrease in gross profit in the Ingredient Solutions segment. These decreases were partially offset by the reduction in advertising and promotion expenses.

Operating income, year to date versus year to date	Operating Income	Change
Operating income for the year to date ended June 30, 2024	$72,304
Decrease in gross profit - Distilling Solutions segment(a)	(39,064)	(54)%
Decrease in gross profit - Ingredient Solutions segment(a)	(3,263)	(5)	pp(b)
Decrease in gross profit - Branded Spirits segment(a)	(1,983)	(3)	pp
Decrease in advertising and promotion expenses	5,263	7	pp
Increase in SG&A expenses	(623)	(1)	pp
Decrease in impairment of long-lived assets and other	137	1	pp
Change in fair value of contingent consideration	(13,200)	(18)	pp
Operating income for the year to date ended June 30, 2025	$19,571	(73)%
(a) See “Segment Results.”
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for the year to date ended June 30, 2025 was $4,979, for an effective tax rate of 30.5 percent. Income tax expense for the year to date ended June 30, 2024, was $16,370, for an effective tax rate of 23.7 percent. The decrease in income tax expense, year to date versus year to date, was primarily due to the lower income before income taxes. The increase in the tax rate, year to date versus year to date, was primarily due to the discrete tax impact of the vesting of share based awards granted in the prior years during periods of higher stock prices.
Earnings per common share - Basic and diluted EPS was $0.53 for the year to date ended June 30, 2025, compared to $2.36 for the year to date ended June 30, 2024. The change in basic and diluted EPS, year to date versus year to date, was primarily due to a decrease in operating income and the change in effective tax rate.

Change in EPS, year to date versus year to date	EPS	Change
Basic and Diluted EPS for the year to date ended June 30, 2024	$2.36
Change in operating income(a)	(1.81)	(77)%
Change in interest expense, net(a)	0.02	1	pp(b)
Change in other income, net(a)	(0.01)	(1)	pp
Change in effective tax rate	(0.05)	(2)	pp
Change in weighted average shares outstanding	0.02	1	pp
Basic and Diluted EPS for the year to date ended June 30, 2025	$0.53	(78)%
(a) Net of tax based on the effective tax rate for the base year (2024).
(b) Percentage points (“pp”)

SEGMENT RESULTS

Branded Spirits

The following tables show selected financial information for the Branded Spirits segment for the quarters ended June 30, 2025 and 2024.

	BRANDED SPIRITS SALES
	Quarter Ended June 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2025	2024	$ Change	% Change
Premium plus	$31,099	$30,707	$392	1%
Mid	15,493	17,061	(1,568)	(9)
Value	8,936	11,655	(2,719)	(23)
Other	4,992	4,618	374	8
Total Branded Spirits	$60,520	$64,041	$(3,521)	(5)%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	(5)%	(3)%	(2)%

	Other Financial Information
	Quarter Ended June 30,		Quarter versus Quarter Increase / (Decrease)
	2025	2024	$ Change	% Change
Gross profit	$31,984	$33,633	$(1,649)	(5)%
Gross margin %	52.8%	52.5%		0.3	pp(d)
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
(d) Percentage points (“pp”).

Total sales of the Branded Spirits segment for the quarter ended June 30, 2025 decreased by $3,521, or 5 percent, compared to the prior year quarter, primarily due to lower sales volume and a decrease in net price/mix (as defined in the table above). Sales of brands within the value and mid price tiers decreased, driven by lower sales volume and net price/mix primarily in certain tequila, liqueur, and cordial brands. Sales within the premium plus price tier increased 1%, driven by increased sales volume reflecting our increased focus on the American whiskey and tequila categories. The increase in sales volume within premium plus price tier was partially offset by decreased net price/mix.

Gross profit decreased versus prior year quarter by $1,649, or 5 percent, primarily driven by a decrease in net price/mix and lower sales volume within the value and mid price tiers. Gross margin for the quarter ended June 30, 2025 increased to 52.8 percent from 52.5 percent for the prior year quarter, driven primarily by increased sales in the premium plus price tier.

The following tables show selected financial information for the Branded Spirits segment for the year to date ended June 30, 2025 and 2024.

	BRANDED SPIRITS SALES
	Year to Date Ended June 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2025	2024	$ Change	% Change
Premium plus	$53,417	$51,613	$1,804	4%
Mid	28,520	31,822	(3,302)	(10)
Value	16,277	21,664	(5,387)	(25)
Other	10,533	9,088	1,445	16
Total Branded Spirits	$108,747	$114,187	$(5,440)	(5)%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	(5)%	(5)%	—%

	Other Financial Information
	Year to Date Ended June 30,		Year to Date versus Year to Date Increase / (Decrease)
	2025	2024	$ Change	% Change
Gross profit	$54,182	$56,165	$(1,983)	(4)%
Gross margin %	49.8%	49.2%		0.6	pp(d)
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
(d) Percentage points (“pp”).

Total sales of Branded Spirits for the year to date ended June 30, 2025 decreased by $5,440, or 5 percent, compared to the year-ago period, due to lower sales volume and net price/mix within the value and mid price tiers, primarily in certain tequila, liqueur, and cordial brands. This decrease was partially offset by increased sales volume within the premium plus price tier, reflecting our increased focus on the American whiskey and tequila categories.

Gross profit for the year to date ended June 30, 2025 decreased by $1,983, or 4 percent, primarily due to a decrease in sales volume and net price/mix within the value and mid price tiers, partially offset by increased premium plus sales volume. Gross margin for the year to date ended June 30, 2025 increased to 49.8 percent from 49.2 percent for the prior year period, driven primarily by increased sales in the premium plus price tier.

Distilling Solutions

The following tables show selected financial information for the Distilling Solutions segment for the quarters ended June 30, 2025 and 2024.

	DISTILLING SOLUTIONS SALES
	Quarter Ended June 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2025	2024	$ Change	% Change
Brown goods	$35,057	$75,443	$(40,386)	(54)%
Warehouse services	8,001	8,392	(391)	(5)
White goods and other co-products	6,942	9,553	(2,611)	(27)
Total Distilling Solutions	$50,000	$93,388	$(43,388)	(46)%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Brown goods	(54)%	(40)%	(14)%

	Other Financial Information
	Quarter Ended June 30,		Quarter versus Quarter Increase / (Decrease)
	2025	2024	$ Change	% Change
Gross profit	$18,812	$42,473	$(23,661)	(56)%
Gross margin %	37.6%	45.5%		(7.9)	pp(d)
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
(d) Percentage points (“pp”).

Total sales of the Distilling Solutions segment for the quarter ended June 30, 2025 decreased by $43,388, or 46 percent, compared to the prior year quarter, primarily driven by lower brown goods sales. Brown goods sales volume and net price/mix decreased primarily due to reduced customer demand resulting primarily from elevated industry-wide barrel inventory levels. White goods and other co-products sales decreased primarily due to a reduction in sales volume resulting from phasing out a number of white goods customer contracts following the closure of our Atchison distillery, as well as reduced production volumes of co-products, primarily dried distillers grain. Warehouse sales were slightly down as compared to prior year quarter.

Gross profit decreased versus prior year quarter by $23,661, or 56 percent, due to lower brown goods sales volume and net price/mix, partially offset by increased gross profit in white goods and other co-products due to favorable net price/mix. Gross margin for the quarter ended June 30, 2025 decreased to 37.6 percent from 45.5 percent for the prior year quarter.

The following tables show selected financial information for the Distilling Solutions segment for the year to date ended June 30, 2025 and 2024.

	DISTILLING SOLUTIONS SALES
	Year to Date Ended June 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2025	2024	$ Change	% Change
Brown goods	$68,713	$141,774	$(73,061)	(52)%
Warehouse services	16,078	16,348	(270)	(2)
White goods and other co-products	12,152	20,118	(7,966)	(40)
Total Distilling Solutions	$96,943	$178,240	$(81,297)	(46)%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Brown goods	(52)%	(38)%	(14)%

	Other Financial Information
	Year to Date Ended June 30,		Year to Date versus Year to Date Increase / (Decrease)
	2025	2024	$ Change	% Change
Gross profit	$37,492	$76,556	$(39,064)	(51)%
Gross margin %	38.7%	43.0%		(4.3)	pp(d)

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
(d) Percentage points (“pp”).

Total sales of the Distilling Solutions segment for the year to date ended June 30, 2025 decreased by $81,297, or 46 percent compared to the year-ago period, primarily driven by lower brown goods sales. Brown goods sales volume and net price/mix decreased primarily due to reduced customer demand resulting from elevated industry-wide barrel inventory levels. White goods and other co-products sales decreased primarily due to a reduction in sales volume resulting from phasing out a number of white goods customer contracts following the closure of our Atchison distillery, as well as reduced production volumes of co-products, primarily dried distillers grain. Warehouse sales were slightly down as compared to prior year-ago period.

Gross profit for the year to date ended June 30, 2025 decreased by $39,064 compared to the year-ago period, due to lower brown goods sales volume and net price/mix, partially offset by increased gross profit in white goods and other co-products due to favorable net price/mix as well as increased gross profit in warehouse services. Gross margin for the year to date ended June 30, 2025 decreased to 38.7 percent from 43.0 percent for the prior year period.

Ingredient Solutions

The following tables show selected financial information for the Ingredient Solutions segment for the quarters ended June 30, 2025 and 2024.

	INGREDIENT SOLUTIONS SALES
	Quarter Ended June 30,		Quarter versus Quarter Sales Change Increase / (Decrease)
	2025	2024	$ Change	% Change
Specialty wheat starches	$18,474	$19,203	$(729)	(4)%
Specialty wheat proteins	12,612	11,200	1,412	13
Commodity wheat starches	3,061	2,973	88	3
Commodity wheat proteins	827	—	827	N/A
Total Ingredient Solutions	$34,974	$33,376	$1,598	5%

	Change in Quarter versus Quarter Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	5%	5%	—%

	Other Financial Information
	Quarter Ended June 30,		Quarter versus Quarter Increase / (Decrease)
	2025	2024	$ Change	% Change
Gross profit	$7,591	$7,126	$465	7%
Gross margin %	21.7%	21.4%		0.3	pp(d)

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
(d) Percentage points (“pp”).

Total sales of the Ingredient Solutions segment for the quarter ended June 30, 2025 increased by $1,598, or 5 percent, compared to the prior year quarter. The increase was primarily driven by increased sales volume of specialty wheat proteins driven by the commercialization of new domestic customers during the quarter as well as increased sales volume of commodity wheat proteins. The decline in specialty wheat starches was primarily due to a decrease in sales volume resulting from continued supply challenges resulting from complexities associated with the closure of the Atchison distillery, partially offset by an increase in net price/mix.
Gross profit increased versus prior year quarter by $465, or 7 percent. Gross margin for the quarter ended June 30, 2025 increased to 21.7 percent from 21.4 percent for the prior year quarter. The increase in gross profit was primarily driven by decreased input costs of specialty wheat protein and starches, as well as increased sales volume of specialty wheat proteins and net price/mix of specialty wheat starches. These increases were partially offset by decreased price/mix of specialty wheat proteins.

The following tables show selected financial information for the Ingredient Solutions segment for the year to date June 30, 2025 and 2024.

	INGREDIENT SOLUTIONS SALES
	Year to Date Ended June 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2025	2024	$ Change	% Change
Specialty wheat starches	$34,327	$41,474	$(7,147)	(17)%
Specialty wheat proteins	19,960	21,195	(1,235)	(6)
Commodity wheat starches	5,780	6,235	(455)	(7)
Commodity wheat proteins	1,390	37	1,353	3,657
Total Ingredient Solutions	$61,457	$68,941	$(7,484)	(11)%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	(11)%	(7)%	(4)%

	Other Financial Information
	Year to Date Ended June 30,		Year to Date versus Year to Date Increase / (Decrease)
	2025	2024	$ Change	% Change
Gross profit	$10,043	$13,306	$(3,263)	(25)%
Gross margin %	16.3%	19.3%		(3.0)	pp(d)

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
(d) Percentage points (“pp”).

Total sales of the Ingredient Solutions segment for the year to date ended June 30, 2025 decreased by $7,484, or 11 percent, compared to the prior year period. The decrease was primarily driven by decreased sales volume of specialty wheat starches and decreased net/price mix of specialty wheat proteins. The declines in specialty wheat starches and proteins were due to supply challenges resulting from adverse weather and complexities associated with the closure of our Atchison distillery, as well as the timing of commercialization of new customers. These declines were offset by increased sales volume of specialty and commodity wheat proteins and increased net price/mix of specialty wheat starches.
Gross profit decreased by $3,263, or 25 percent for the year to date ended June 30, 2025 compared to the prior year period. Gross margin for the year to date ended June 30, 2025 decreased to 16.3 percent from 19.3 percent for the prior year period. The decrease in gross profit was primarily driven by decreased net price/mix of specialty wheat proteins and decreased sales volume of specialty wheat starches. These declines were impacted by supply challenges, additional costs resulting from adverse weather, and complexities associated with the closure of our Atchison distillery, as well as timing of commercialization of new customers.

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

Cash Flow Summary

	Year to Date Ended June 30,		Changes, year versus year Increase / (Decrease)
	2025	2024
Net cash provided by operating activities	$56,357	$29,582	$26,775
Net cash used in investing activities	(32,167)	(33,657)	1,490
Net cash provided by (used in) financing activities	(33,103)	6,721	(39,824)
Effect of exchange rate changes on cash	960	(23)	983
Increase (decrease) in cash and cash equivalents	$(7,953)	$2,623	$(10,576)

Cash decreased $7,953 for the year to date ended June 30, 2025, compared to an increase of $2,623 for the year to date ended June 30, 2024, for a net decrease in cash of $10,576, period versus period.

Operating Activities. Cash provided by operating activities for the year to date ended June 30, 2025 was $56,357. The cash provided by operating activities resulted primarily from adjustments for non-cash or non-operating charges of $35,419, including the change in fair value of contingent consideration, depreciation and amortization, and share-based compensation, net income of $11,370 and cash provided by operating assets and liabilities of $9,568. The primary drivers of the changes in operating assets and liabilities were $31,103 of cash provided by decreased accounts receivables, net, due to timing of customer payments and lower sales during the quarter. This was partially offset by $15,224 use of cash related to an increase in inventories, primarily due to an increase in barreled distillate, and $10,687 use of cash related to a decrease in accounts payable due to timing of vendor payments and lower costs during the year to date period.

Cash provided by operating activities for the year to date ended June 30, 2024 was $29,582. The cash provided by operating activities resulted primarily from net income of $52,601, adjustments for non-cash or non-operating charges of $21,745, including depreciation and amortization, the changes in fair value of contingent consideration, and share-based compensation, partially offset by cash used in operating assets and liabilities of $44,764. The primary drivers of the changes in operating assets and liabilities were $14,766 use of cash related to increased accounts receivable, net, due to timing of sales and customer payments during the year to date period, $11,754 use of cash related to an increase in inventories, primarily due to an increase in barreled distillate, $10,738 use of cash related to accrued expenses and other, which related to the incentive compensation payout during the year to date period, and $6,345 use of cash related to a decrease in accounts payable due to timing of payments.

Investing Activities. Cash used in investing activities for the year to date ended June 30, 2025 was $32,167, which resulted primarily from additions to property, plant, and equipment of $32,156 (see “Capital Spending”). Cash used in investing activities for the year to date ended June 30, 2024 was $33,657, which primarily resulted from additions to property, plant, and equipment of $33,397 (see “Capital Spending”).

Capital Spending. We manage capital spending to support our business growth plans. We have incurred $18,691 and $22,560 of capital expenditures and have paid $32,156 and $33,397 for capital expenditures for the years to date ended June 30, 2025 and 2024, respectively. We expect to incur approximately $32,500 in capital expenditures in 2025, which includes capital expenditures for facility improvement and expansion, facility sustaining projects, and environmental, health, and safety projects. The difference between the amount of capital expenditures incurred and amount paid is due to the change in capital expenditures in accounts payable.

Financing Activities. Cash used in financing activities for the year to date ended June 30, 2025 was $33,103, due to net payments on debt of $24,200 (see “Long-Term and Short-Term Debt”), payments of dividends and dividend equivalents of $5,156 (see “Dividends and Dividend Equivalents”), payments of loan fees related to borrowings of $2,712, and repurchases of Common Stock of $1,035 (see “Treasury Purchases” and “Share Repurchase”).

Cash provided by financing activities for the year to date ended June 30, 2024 was $6,721, due to net proceeds on debt of $21,800 (see “Long-Term and Short-Term Debt”), partially offset by repurchase of Common Stock of $9,735 (see “Treasury Purchases” and “Share Repurchases”) and payments of dividends and dividend equivalents of $5,344 (see “Dividends and Dividend Equivalents”).

Treasury Purchases. 105,776 RSUs vested and converted to shares of Common Stock for employees during the year to date ended June 30, 2025, of which we withheld and purchased for treasury 31,631 shares valued at $1,035 to cover payment of associated withholding taxes.

81,942 RSUs vested and converted to shares of Common Stock for employees during the year to date ended June 30, 2024, of which we withheld and purchased for treasury 25,521 shares valued at $2,185 to cover payment of associated withholding taxes.

Share Repurchase. On February 29, 2024, we announced that our Board of Directors approved a $100,000 share repurchase program. Under the share repurchase program, we can repurchase stock from time to time for cash in open market purchases, privately negotiated transactions, or by other means, in accordance with applicable securities laws and other legal requirements. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice. During the year to date ended June 30, 2025, we did not repurchase any shares of Common Stock under the share repurchase program. During the year to date ended June 30, 2024, the Company repurchased approximately 92,447 shares of Company Stock for approximately $7,500. As of June 30, 2025, there was approximately $53,412 remaining under the share repurchase program.

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared(a)	Paid(a)	Dividend payment	Dividend equivalent payment(b)	Total payment
2025
February 26, 2025	March 14, 2025	March 28, 2025	$0.12	$0.12	$2,553	$25	$2,578
May 1, 2025	May 16, 2025	May 30, 2025	0.12	0.12	2,553	25	2,578
			$0.24	$0.24	$5,106	$50	$5,156

2024
February 22, 2024	March 15, 2024	March 29, 2024	$0.12	$0.12	$2,641	$31	$2,672
May 2, 2024	May 17, 2024	May 31, 2024	0.12	0.12	2,642	30	2,672
			$0.24	$0.24	$5,283	$61	$5,344
(a) Per share amount.
(b) Dividend equivalent payments on unvested participating securities.

On July 31, 2025, we announced a dividend payable to stockholders of record of our Common Stock, resulting in dividend equivalents payable to certain RSU holders, of $0.12 per share and per RSU. The dividend and dividend equivalent are payable on August 29, 2025 to stockholders of record and certain RSU holders as of August 15, 2025.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development, merger and acquisition, Board-approved dividends, and share repurchase activities), and the overall cost of capital. Total debt was $297,086 (net of unamortized loan fees of $8,164) at June 30, 2025, and $323,541 (net of unamortized loan fees of $5,909) at December 31, 2024. We had net borrowings on debt of $24,200 for year to date ended June 30, 2025 and net proceeds on debt of $21,800 for the year to date ended June 30, 2024. Additionally, during the year to date ended June 30, 2025, we incurred $2,712 of loan fees associated with amending and restating our credit agreement.

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

Our principal sources of cash are product sales and borrowing on our various debt agreements. Under our debt agreements, we must meet certain financial covenants and restrictions, and at June 30, 2025, we met those covenants and restrictions.

At June 30, 2025, our current assets exceeded our current liabilities by $341,632, largely due to our inventories, at cost, of $379,702. At June 30, 2025, our cash balance was $17,320 and we have used our various debt agreements for liquidity purposes, with $416,000 available under our credit agreement for additional borrowings and $230,000 available under the Note Purchase Agreement (see Note 4, Corporate Borrowings). We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments, dividend payments, and potential mergers and acquisitions. Subject to market conditions, we could also fund future mergers and acquisitions through the issuance of additional shares of Common Stock. In addition, we have strong operating results such that we believe financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

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

Increases in market interest rates would cause interest expense under our variable interest rate debt to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings under variable interest rate debt during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at June 30, 2025, a 100 basis point increase over the current rates actually in effect at such date would increase our interest expense on an annual basis by $840. Based on weighted average outstanding fixed-rate borrowings at June 30, 2025, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $15,633, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $18,176.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 30, 2025, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2024, and Note 7 in this Report for information on certain proceedings to which we are subject.

ITEM 1A.    RISK FACTORS

Risk factors are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
April 1, 2025 through April 30, 2025	—	$—	—	$53,412
May 1, 2025 through May 31, 2025	—	—	—	53,412
June 1, 2025 through June 30, 2025	—	—	—	53,412
Total	—		—
(1)On February 29, 2024, we announced that our Board of Directors approved a $100,000 share repurchase program. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

During the quarter ended June 30, 2025, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408(a) of Regulation S-K).

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
10.1	MGP Ingredients, Inc. Short Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 13, 2025)
10.2
Form of Non-Employee Director Restricted Stock Unit Agreement under the 2024 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 16, 2025)

10.3	RSU Award Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 13, 2025)
10.4	PSU Award Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 13, 2025)
10.5	Offer Letter between Julie Francis and MGP Ingredients, Inc. dated as of July 18, 2025 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 21, 2025)
10.6	Form of Non-Qualified Stock Option Agreement between Julie Francis and MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 21, 2025)
*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
**32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
**32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter and year to date ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data Filed - formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101
* Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	July 31, 2025	By	/s/ Brandon M. Gall
Brandon M. Gall, Chief Financial Officer