Form 10-Q
period 2025-09-30
MGP INGREDIENTS INC
filed 2025-10-29
CIK 835011

UNITED STATES
SECURITIES A ND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
21,294,315 shares of Common Stock, no par value, as of October 24, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Quarter Ended September 30,		Year to Date Ended September 30,
	2025	2024	2025	2024
Sales	$130,912	$161,461	$398,059	$522,829
Cost of sales	81,479	95,646	246,909	310,987
Gross profit	49,433	65,815	151,150	211,842
Advertising and promotion expenses	6,691	9,647	21,776	29,995
Selling, general, and administrative expenses	18,926	17,204	63,287	60,942
Impairment of long-lived assets and other	—	—	—	137
Change in fair value of contingent consideration	2,800	6,400	25,500	15,900
Operating income	21,016	32,564	40,587	104,868
Interest expense, net	(1,739)	(2,174)	(5,490)	(6,398)
Other income, net	428	1,026	957	1,917
Income before income taxes	19,705	31,416	36,054	100,387
Income tax expense	4,276	7,554	9,255	23,924
Net income	15,429	23,862	26,799	76,463
Net loss (income) attributable to noncontrolling interest	(7)	43	25	162
Net income attributable to MGP Ingredients, Inc.	15,422	23,905	26,824	76,625
Income attributable to participating securities	(190)	(257)	(322)	(828)
Net income used in earnings per common share calculation	$15,232	$23,648	$26,502	$75,797

Weighted average common shares
Basic	21,373,300	22,069,885	21,359,051	22,110,315
Diluted	21,373,300	22,069,885	21,359,051	22,110,315

Earnings per common share
Basic	$0.71	$1.07	$1.24	$3.43
Diluted	$0.71	$1.07	$1.24	$3.43

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Quarter Ended September 30,		Year to Date Ended September 30,
	2025	2024	2025	2024
Net income attributable to MGP Ingredients, Inc.	$15,422	$23,905	$26,824	$76,625
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency translation adjustment	(244)	573	711	497
Change in Company-sponsored post-employment benefit plan	(21)	(39)	(63)	(119)
Other comprehensive income (loss)	(265)	534	648	378

Comprehensive income attributable to MGP Ingredients, Inc.	15,157	24,439	27,472	77,003

Comprehensive income (loss) attributable to noncontrolling interest	7	(43)	(25)	(162)
Comprehensive income	$15,164	$24,396	$27,447	$76,841

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

	September 30, 2025	December 31, 2024
Current Assets
Cash and cash equivalents	$13,447	$25,273
Receivables (less allowance for credit loss, $1,190 and $1,875 at September 30, 2025, and December 31, 2024, respectively)	106,668	148,488
Inventory	384,523	364,944
Prepaid expenses	4,130	3,983
Refundable income taxes	2,006	3,448
Total current assets	510,774	546,136
Property, plant, and equipment	588,443	562,714
Less accumulated depreciation and amortization	(261,462)	(246,042)
Property, plant, and equipment, net	326,981	316,672
Operating lease right-of-use assets, net	14,849	15,540
Investment in joint venture	7,894	7,024
Intangible assets, net	266,010	268,451
Goodwill	247,789	247,789
Other assets	2,736	4,173
Total assets	$1,377,033	$1,405,785
Current Liabilities
Current maturities of long-term debt	$6,400	$6,400
Accounts payable	42,695	66,336
Contingent consideration, current	110,800	—
Federal and state excise taxes payable	2,452	5,358
Accrued expenses and other	21,584	14,356
Total current liabilities	183,931	92,450
Long-term debt, less current maturities	66,220	121,277
Convertible senior notes	196,103	195,864
Long-term operating lease liabilities	11,483	11,940
Contingent consideration	—	85,300
Other noncurrent liabilities	2,352	2,981
Deferred income taxes	63,405	63,430
Total liabilities	523,494	573,242
Commitments and Contingencies (Note 7)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 23,125,166 shares at September 30, 2025 and December 31, 2024; and 21,292,736 and 21,194,707 shares outstanding at September 30, 2025 and December 31, 2024, respectively	6,715	6,715
Additional paid-in capital	330,062	332,195
Retained earnings	582,973	563,929
Accumulated other comprehensive loss	(10)	(658)
Treasury stock, at cost, 1,832,430 and 1,930,459 shares at September 30, 2025 and December 31, 2024, respectively	(64,557)	(68,019)
Total MGP Ingredients, Inc. stockholders’ equity	855,187	834,166
Noncontrolling interest	(1,648)	(1,623)
Total equity	853,539	832,543
Total liabilities and equity	$1,377,033	$1,405,785
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$26,799	$76,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,824	16,298
Share-based compensation	3,320	2,748
Equity method investment gain	(869)	(1,446)
Deferred income taxes, including change in valuation allowance	(25)	(1,084)
Change in fair value of contingent consideration	25,500	15,900
Other, net	594	429
Changes in operating assets and liabilities:
Receivables, net	41,699	13,979
Inventory	(19,935)	(24,979)
Prepaid expenses	(163)	(1,091)
Income taxes payable (refundable)	1,442	(2,765)
Accounts payable	(8,446)	(10,627)
Accrued expenses and other	7,689	(9,935)
Federal and state excise taxes payable	(2,906)	231
Other, net	(74)	(609)
Net cash provided by operating activities	92,449	73,512

Cash Flows from Investing Activities
Additions to property, plant, and equipment	(40,674)	(52,850)
Other, net	(14)	(276)
Net cash used in investing activities	(40,688)	(53,126)

Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(7,739)	(8,013)
Repurchase of Common Stock	(1,035)	(12,235)
Loan fees paid related to borrowings	(2,712)	—
Proceeds from long-term debt	28,000	70,000
Principal payments on long-term debt	(80,800)	(67,800)
Net cash used in financing activities	(64,286)	(18,048)

Effect of exchange rate changes on cash and cash equivalents	699	46
Increase (decrease) in cash and cash equivalents	(11,826)	2,384
Cash and cash equivalents, beginning of period	25,273	18,388
Cash and cash equivalents, end of period	$13,447	$20,772
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Year to Date Ended September 30, 2025
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2024	$4	$6,715	$332,195	$563,929	$(658)	$(68,019)	$(1,623)	$832,543
Comprehensive loss:
Net loss	—	—	—	(3,024)	—	—	(33)	(3,057)
Other comprehensive income	—	—	—	—	296	—	—	296
Dividends declared(a)	—	—	—	(2,578)	—	—	—	(2,578)
Share-based compensation	—	—	524	—	—	—	—	524
Stock shares awarded, forfeited or vested	—	—	(3,784)	—	—	3,784	—	—
Stock shares repurchased	—	—	—	—	—	(1,035)	—	(1,035)
Balance, March 31, 2025	4	6,715	328,935	558,327	(362)	(65,270)	(1,656)	826,693
Comprehensive income:
Net income	—	—	—	14,426	—	—	1	14,427
Other comprehensive income	—	—	—	—	617	—	—	617
Dividends declared(a)	—	—	—	(2,599)	—	—	—	(2,599)
Share-based compensation	—	—	991	—	—	—	—	991
Stock shares awarded, forfeited or vested	—	—	(670)	—	—	670	—	—
Balance, June 30, 2025	4	6,715	329,256	570,154	255	(64,600)	(1,655)	840,129
Comprehensive income:
Net income	—	—	—	15,422	—		7	15,429
Other comprehensive loss	—	—	—	—	(265)		—	(265)
Dividends declared(a)	—	—	—	(2,603)	—	—	—	(2,603)
Share-based compensation	—	—	849	—	—	—	—	849
Stock shares awarded, forfeited, or vested	—	—	(43)	—	—	43	—	—
Balance, September 30, 2025	$4	$6,715	$330,062	$582,973	$(10)	$(64,557)	$(1,648)	$853,539

(a)Dividends and dividend equivalents were $0.12 per common share, per restricted stock unit, and per performance stock unit for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025.

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Year to Date Ended September 30, 2024
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2023	$4	$6,715	$325,453	$539,883	$(397)	$(21,166)	$(1,425)	$849,067
Comprehensive income:
Net income (loss)	—	—	—	20,635	—	—	(51)	20,584
Other comprehensive loss	—	—	—	—	(40)	—	—	(40)
Dividends declared(a)	—	—	—	(2,670)	—	—	—	(2,670)
Share-based compensation	—	—	5,563	—	—	—	—	5,563
Stock shares awarded, forfeited or vested	—	—	(1,556)	—	—	1,556	—	—
Stock shares repurchased	—	—	—	—	—	(6,961)	—	(6,961)
Balance, March 31, 2024	4	6,715	329,460	557,848	(437)	(26,571)	(1,476)	865,543
Comprehensive income:
Net income (loss)	—	—	—	32,085	—	—	(68)	32,017
Other comprehensive loss	—	—	—	—	(116)	—	—	(116)
Dividends declared(a)	—	—	—	(2,668)	—	—	—	(2,668)
Share-based compensation	—	—	911	—	—	—	—	911
Stock shares awarded, forfeited, or vested	—	—	(658)	—	—	658	—	—
Stock shares repurchased	—	—	—	—	—	(2,774)	—	(2,774)
Balance, June 30, 2024	4	6,715	329,713	587,265	(553)	(28,687)	(1,544)	892,913
Comprehensive income:
Net income (loss)	—	—	—	23,905	—		(43)	23,862
Other comprehensive income	—	—	—	—	534		—	534
Dividends declared(a)	—	—	—	(2,666)	—	—	—	(2,666)
Share-based compensation	—	—	742	—	—	—	—	742
Stock shares awarded, forfeited, or vested	—	—	(59)	—	—	59	—	—
Stock shares repurchased	—	—	—	—	—	(2,500)	—	(2,500)
Balance, September 30, 2024	$4	$6,715	$330,396	$608,504	$(19)	$(31,128)	$(1,587)	$912,885

(a)Dividends and dividend equivalents were $0.12 per common share and per restricted stock unit for the quarters ended March 31, 2024, June 30, 2024 and September 30, 2024.

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

The Company reports three operating segments: Branded Spirits, Distilling Solutions, and Ingredient Solutions.

Basis of Presentation and Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter and year to date ended September 30, 2025, should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”).  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventories are stated at the lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials. Inventory consists of the following:

	September 30, 2025	December 31, 2024
Finished goods	$47,740	$43,952
Barreled distillate (bourbons and other whiskeys)	299,438	283,119
Raw materials	25,898	25,491
Work in process	1,776	1,673
Maintenance materials	8,820	8,591
Other	851	2,118
Total	$384,523	$364,944

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

Earnings Per Common Share (“EPS”).  Basic and diluted EPS is computed using the two-class method, which is an earnings allocation formula that determines net income per share for each class of Common Stock and participating security according to dividends declared and participation rights in undistributed earnings.  Basic EPS amounts are computed by dividing net income attributable to common shareholders by the weighted average shares outstanding during each period. Diluted EPS is computed using the if-converted method by dividing the net income attributable to common shareholders by the weighted average shares outstanding, inclusive of the impact of potentially dilutive items such as the Convertible Senior Notes or stock options, except for where the result would be anti-dilutive as of the balance sheet date.

Translation of Foreign Currencies. Assets and liabilities of Niche Drinks Co Ltd (“Niche”), a wholly-owned subsidiary of the Company whose functional currency is the British pound sterling, are translated to U.S. dollars using the exchange rate in effect at the condensed consolidated balance sheet date. Results of operations are translated using average rates during the period. Adjustments resulting from the translation process are included as a component of accumulated other comprehensive income.

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

During 2025, the Company experienced a decrease in stock price and market capitalization. The Company assessed whether this decrease constituted a triggering event for its Branded Spirits reporting unit. The Company concluded that there was no triggering event because it believes the decline in the Company’s market capitalization results from the financial performance of all three reporting units, in particular, the recent declines experienced for Distilling Solutions and Ingredient Solutions. As of September 30, 2025, the Company determined that goodwill relating to the Branded Spirits reporting unit was not impaired. Also, despite recent declines in performance of certain brands within the mid and value price tiers, as of September 30, 2025, the Company determined that indefinite-lived intangible assets relating to the Branded Spirits reporting unit were not impaired.

The Company will continue to evaluate its goodwill and indefinite-lived intangible assets in future quarters. Independent of the expected future operating performance of the Branded Spirits reporting unit, any further significant decline in the Company’s market capitalization or changes in discount rates, even if due to macroeconomic factors, could put pressure on the carrying value of its goodwill. In addition, if future revenues and contributions to the Company’s operating results for any of its indefinite-lived intangible assets or the Branded Spirits reporting unit perform at levels below its current projections, the Company may be required to record impairment charges to certain intangible assets or the goodwill related to the Branded Spirits reporting unit. A determination that a portion or all of the Company’s goodwill or indefinite-lived intangible assets are impaired could have a material adverse effect on its business, consolidated financial condition, and results of operations.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. Excluding the impact of the conversion feature of the Convertible Senior Notes, the fair value of the Company’s debt was $204,021 and $249,672 at September 30, 2025 and December 31, 2024, respectively. The financial statement carrying value of total debt (net of unamortized loan fees) was $268,723 and $323,541 at September 30, 2025 and December 31, 2024, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

The fair value calculation of contingent consideration associated with the acquisition of Penelope Bourbon LLC (“Penelope”) uses unobservable inputs, such as estimated net sales over the term of the earn-out period, discount rates, and volatility rates. The contingent consideration is measured using the Monte Carlo simulation approach. The inputs used in the calculation of the contingent consideration liability are considered Level 3 under the fair value hierarchy due to the lack of relevant market activity. The contingent consideration liability is measured on a quarterly basis and recorded at fair value. The changes in fair value of the obligation resulted from changes in the key assumptions between measurement dates, such as actual net sales, projected net sales, discount rates, and volatility rates. During the quarters ended September 30, 2025 and 2024, there were $2,800 and $6,400, respectively, in adjustments to the fair value measurement of the contingent consideration obligation. During the years to date ended September 30, 2025 and 2024, there were $25,500 and $15,900, respectively, in adjustments to the fair value measurement of the contingent consideration obligation. These adjustments were included in the change in fair value of contingent consideration on the Condensed Consolidated Statements of Income. The fair value of the Company’s contingent consideration liability was $110,800 and $85,300 at September 30, 2025 and December 31, 2024, respectively. The amount payable is based upon achievement of certain net sales targets between the acquisition date and December 31, 2025. The Company achieved the maximum net sales target as defined in the Penelope acquisition agreement during the third quarter 2025, and in accordance with the terms of the agreement, the Company will pay out the full contingent consideration of $110,800 during the first half of 2026.

Fair value disclosure for deferred compensation plan investments is included in Note 8, Employee and Non-Employee Benefit Plans.

Equity Method Investments. The Company holds 50 percent interests in DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S.de R.L. de C.V. (“Agricola” and together with DGL, “LMX”), which are accounted for as equity method investments and are considered affiliates of the Company. The investment in LMX, which is recorded in investment in joint venture on the Condensed Consolidated Balance Sheets, was $7,894 and $7,024 at September 30, 2025 and December 31, 2024, respectively. During the quarter and year to date ended September 30, 2025, the Company recorded income of $375 and $869, respectively, from its equity method investment. During the quarter and year to date ended September 30, 2024, the Company recorded income of $832 and $1,446, respectively, from its equity method investments. Income from the equity method investment is recorded in other income, net on the Condensed Consolidated Statements of Income.

During the quarters ended September 30, 2025 and 2024, the Company purchased $5,753 and $7,606, respectively, of finished goods from LMX and bulk beverage alcohol from the other 50 percent owner of DGL. During the year to date ended September 30, 2025 and 2024, the Company purchased $16,319 and $22,604, respectively, of finished goods from LMX and bulk beverage alcohol from the other 50 percent owner of DGL.

Recently Adopted Accounting Standard Updates. The Company did not adopt any new Accounting Standard Updates (“ASUs”) during the quarter ended September 30, 2025.

Recently Issued Accounting Pronouncements. ASU 2023-09, Improvements to Income Tax Disclosures, requires improved disclosures related to the rate reconciliation and income taxes paid. This ASU requires companies to reconcile the income tax expense attributable to continuing operations to the statutory federal income tax rate applied to pre-tax income from continuing operations. Additionally, this ASU requires companies to disclose the total amount of income taxes paid during the period. This ASU is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the financial statements. The Company plans to adopt this ASU when it becomes effective, and the Company expects this ASU will impact the Company’s note disclosures with no material impacts to the Company’s consolidated financial statements.

ASU 2024-03, Disaggregation of Income Statement Expenses, requires disaggregated disclosures in the notes to the consolidated financial statements of certain categories of expenses that are included in expense line items on the Consolidated Statement of Income. This ASU is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact of this ASU to the Company’s consolidated financial statements.

ASU 2024-04, Induced Conversions of Convertible Debt Instruments, clarifies the requirement for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or extinguishments. This ASU is effective for annual periods beginning after December 15, 2025. Early adoption is permitted and can be applied either on a prospective basis or retrospective basis. The Company is currently evaluating the impact of this ASU to the Company’s consolidated financial statements, however the Company does not anticipate this ASU having a material impact to its consolidated financial statements.

ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, amends certain aspects of the accounting for software costs, including removing software development project stages and requiring companies to capitalize software costs when both of the following occur: (1) management authorizes or commits to funding a software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. This ASU is effective for annual periods beginning after December 15, 2027 and interim periods within those fiscal years. Early adoption is permitted and can be applied prospectively, retrospectively, or utilizing a modified transition approach. The Company is currently evaluating the impact of this ASU to its consolidated financial statements.

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

Disaggregation of Sales. The following table presents the Company’s sales disaggregated by segment and major products and services:

	Quarter Ended September 30,		Year to Date Ended September 30,
	2025	2024	2025	2024
Branded Spirits
Premium plus	$32,119	$31,086	$85,536	$82,699
Mid	14,835	14,788	43,355	46,610
Value	8,170	10,034	24,447	31,698
Other	5,624	6,716	16,157	15,804
Total Branded Spirits	60,748	62,624	169,495	176,811

Distilling Solutions
Brown goods	28,512	57,110	97,225	198,884
Warehouse services	8,052	8,264	24,130	24,612
White goods and other co-products	4,317	6,545	16,469	26,663
Total Distilling Solutions	40,881	71,919	137,824	250,159

Ingredient Solutions
Specialty wheat starches	16,965	16,172	51,292	57,646
Specialty wheat proteins	8,905	7,752	28,865	28,947
Commodity wheat starches	2,317	2,611	8,097	8,846
Commodity wheat proteins	993	383	2,383	420
Biofuel and other	103	—	103	—
Total Ingredient Solutions	29,283	26,918	90,740	95,859

Total sales	$130,912	$161,461	$398,059	$522,829

Note 3. Goodwill and Intangible Assets

Definite-Lived Intangible Assets. The Company acquired definite-lived intangible assets in connection with various acquisitions of businesses prior to 2025. The distributor relationships have a carrying value of $53,020, net of accumulated amortization of $12,080. The distributor relationships have a useful life of 20 years. The amortization expense for the quarters ended September 30, 2025 and 2024 was $814. The amortization expense for years to date ended September 30, 2025 and 2024 was $2,441.

As of September 30, 2025, the expected future amortization expense related to definite-lived intangible assets is as follows:

Remainder of 2025	$814
2026	3,255
2027	3,255
2028	3,255
2029	3,255
Thereafter	39,186
Total	$53,020

Goodwill and Indefinite-Lived Intangible Assets. The Company records goodwill and indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and indefinite-lived intangible assets to its respective reporting units. The carrying amount of goodwill, which relates to the Branded Spirits segment, was $247,789 at both September 30, 2025 and December 31, 2024. The carrying amount of trade name indefinite-lived intangible assets, which relates to the Branded Spirits segment, was $212,990 at both September 30, 2025 and December 31, 2024.

Note 4.  Corporate Borrowings

The following table presents the Company’s outstanding indebtedness:

Description(a)	September 30, 2025	December 31, 2024
Credit Agreement - Revolver, 5.26% (variable rate) due 2030	$57,000	$105,000
Convertible Senior Notes, 1.88% (fixed rate) due 2041	201,250	201,250
Note Purchase Agreement
Series A Senior Secured Notes, 3.53% (fixed rate) due 2027	6,400	8,800
Senior Secured Notes, 3.80% (fixed rate) due 2029	12,000	14,400
Total indebtedness outstanding	276,650	329,450
Less unamortized loan fees(b)	(7,927)	(5,909)
Total indebtedness outstanding, net	268,723	323,541
Less current maturities of long-term debt	(6,400)	(6,400)
Long-term debt	$262,323	$317,141
(a) Interest rates are as of September 30, 2025.
(b) Loan fees are being amortized over the life of the debt agreements.

Credit Agreement. On February 14, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with multiple participants led by Wells Fargo Bank, National Association (“Wells Fargo Bank”) which provided for a $300,000 revolving credit facility and had a maturity date of May 14, 2026. On April 24, 2025, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with Wells Fargo Bank, as administrative agent, swingline lender, and issuing lender, and the other lenders and parties thereto. The A&R Credit Agreement amends and restates the Company’s existing Credit Agreement, extending the maturity date to April 24, 2030. The A&R Credit Agreement increases the size of the revolving credit facility to $500,000 and permits the Company to increase the amount of the revolving credit facility by up to an additional $200,000, subject to certain conditions and at the discretion of the lenders. The Company incurred $2,712 of loan fees related to the A&R Credit Agreement during the year to date ended September 30, 2025.

The A&R Credit Agreement includes certain requirements and covenants with which the Company was in compliance at September 30, 2025. As of September 30, 2025, the Company had $57,000 of outstanding borrowings under the A&R Credit Agreement, leaving $443,000 available.

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

During 2017, the Company issued $20,000 of Series A Senior Secured Notes with a maturity date of August 23, 2027. During 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Note Purchase Agreement includes certain requirements and covenants with which the Company was in compliance at September 30, 2025. As of September 30, 2025, the Company had $6,400 of Series A Senior Secured Notes and $12,000 of additional Senior

Secured Notes outstanding under the Note Purchase Agreement, leaving $231,600 available under the Note Purchase Agreement.

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
On July 4, 2025, the “One Big Beautiful Bill Act” (“OB3 Act”) was signed into law. Among other changes, the OB3 Act includes key provisions that make 100% bonus depreciation permanent, allow for the expensing of domestic research costs, and modify the business interest expense limitation calculation. The applicable changes were incorporated into the Company’s income tax provision for the quarter and year to date ended September 30, 2025, resulting in an increase in the Company’s deferred tax expense, offset by a corresponding decrease in the Company’s current tax expense. The OB3 Act had an immaterial impact to the Company’s effective tax rate for the quarter and year to date ended September 30, 2025, and the Company does not expect the OB3 Act to have a material impact on the Company’s effective tax rate for 2025.

Income tax expense for the quarter and year to date ended September 30, 2025 was $4,276 and $9,255, respectively, for an effective tax rate of 21.7 percent and 25.7 percent, respectively. The effective tax rate for the quarter and year to date ended September 30, 2025 differed from the 21 percent U.S. federal statutory rate on pretax income primarily due to state income tax and income tax on foreign subsidiaries, partially offset by federal and state tax credits. In addition, for the year to date ended September 30, 2025, the effective tax rate differed from the U.S. federal statutory rate on pretax income due to the discrete tax impact related to the vesting of share based awards.

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

Note 6.  Equity and EPS

The following table presents computations of basic and diluted EPS:

	Quarter Ended September 30,		Year to Date Ended September 30,
	2025	2024	2025	2024
Operations:
Net income(a)	$15,429	$23,862	$26,799	$76,463
Net loss (income) attributable to noncontrolling interest	(7)	43	25	162
Income attributable to participating securities (unvested shares and units)(b)	(190)	(257)	(322)	(828)
Net income used in EPS calculation	$15,232	$23,648	$26,502	$75,797

Share information:
Basic weighted average common shares(c)	21,373,300	22,069,885	21,359,051	22,110,315
Diluted weighted average common shares(d)	21,373,300	22,069,885	21,359,051	22,110,315

Basic EPS	$0.71	$1.07	$1.24	$3.43
Diluted EPS	$0.71	$1.07	$1.24	$3.43
(a)Net income attributable to all stockholders.
(b)Participating securities included 240,820 and 243,243 unvested restricted stock units (“RSUs”) at September 30, 2025 and 2024, respectively.
(c)Under the two-class method, basic weighted average common shares exclude unvested participating securities.
(d)The impacts of the Convertible Senior Notes and stock options were included in the diluted weighted average common shares if the inclusion was dilutive. The Convertible Senior Notes would only have a dilutive impact if the average market price per share during the quarter and year to date period exceeds the conversion price of $96.24 per share.

Share Repurchase. On February 29, 2024, the Company announced that its Board of Directors approved a $100,000 share repurchase program. Under the share repurchase program, the Company can repurchase stock from time to time for cash in open market purchases, privately negotiated transactions, or by other means, in accordance with applicable securities laws and other legal requirements. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice. During the quarter and year to date ended September 30, 2025, the Company repurchased no shares under the share repurchase program. During the quarter and year to date ended September 30, 2024, the Company repurchased approximately 35,913 and 128,360 shares, respectively, of Company Stock for approximately $2,500 and $10,000, respectively. As of September 30, 2025, there was approximately $53,412 remaining under the share repurchase program.

Common Stock Share Activity. The following table presents the Company’s share activity:

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2024	437	21,194,707
Issuance of Common Stock	—	107,267
Repurchase of Common Stock (b)	—	(31,631)
Balance, March 31, 2025	437	21,270,343
Issuance of Common Stock	—	21,099
Repurchase of Common Stock	—	—
Balance, June 30, 2025	437	21,291,442
Issuance of Common Stock	—	1,294
Repurchase of Common Stock	—	—
Balance, September 30, 2025	437	21,292,736

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2023	437	22,016,113
Issuance of Common Stock	—	74,913
Repurchase of Common Stock (a)	—	(81,969)
Balance, March 31, 2024	437	22,009,057
Issuance of Common Stock	—	14,627
Repurchase of Common Stock(a)	—	(35,999)
Balance, June 30, 2024	437	21,987,685
Issuance of Common Stock	—	809
Repurchase of Common Stock(a)	—	(35,913)
Balance, September 30, 2024	437	21,952,581
(a)59,084, 33,363, and 35,913 shares that were repurchased during the quarters ended March 31, 2024, June 30, 2024, and September 30, 2024, respectively, pursuant to the Company’s share repurchase program. The remaining shares repurchased were related to the tax withholding on equity-based compensation.
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

On December 16, 2024, a putative securities class action, captioned Operating Engineers Construction Industry Miscellaneous Pension Fund v. MGP Ingredients, Inc. et al., was filed in the United States District Court for the Southern District of New York against the Company, two of its former Chief Executive Officers and its current Chief Financial Officer (the “Operating Engineers Action”). The Operating Engineers Action was brought on behalf of a putative class who acquired publicly traded MGP common stock between May 4, 2023 and October 30, 2024. On February 13, 2025, a second putative securities class action, captioned Bronstein v. MGP Ingredients, Inc. et al., was filed in the United States District Court for the Southern

District of New York against the same defendants (the “Bronstein Action”). The Bronstein Action was brought on behalf of a putative class who acquired publicly traded MGP securities between May 4, 2023 and October 30, 2024. Both actions assert securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with statements made in the Company’s quarterly earnings releases and on earnings calls during the alleged class period. The Operating Engineers Action and Bronstein Action have been consolidated and transferred to the United States District Court for the District of Kansas, now captioned In re MGPI Ingredients, Inc. Securities Litigation. Lead Plaintiffs filed an Amended Complaint on May 15, 2025, which Defendants moved to dismiss on July 15, 2025. The Company believes there are substantial defenses to the claims asserted and intends to defend the lawsuit vigorously.

On January 23, 2025, a putative derivative lawsuit captioned Sebald v. Colo, et al., Case No. 2:25-cv-02034, was filed in the United States District Court for the District of Kansas against two of the Company’s former Chief Executive Officers, its current Chief Financial Officer, and the members of its Board of Directors (the “Sebald Action”). On March 17, 2025, a second putative derivative lawsuit captioned Reid v. Bratcher, et al., Case No. 2:25-cv-02127, was filed in the United States District Court for the District of Kansas against the same defendants (the “Reid Action”). On July 1, 2025, the respective plaintiffs in these cases filed a consolidated amended complaint (the “Consolidated Action”). On May 15, 2025, a third putative derivative lawsuit captioned Kruitwagen v. Bratcher, et al., Case No. 2:25-cv-02262, was filed in the United States District Court for the District of Kansas against the same defendants as in the Consolidated Action. The Company is a “Nominal Defendant” in the lawsuits, which reflects the fact that the lawsuits are maintained by the respective named plaintiffs on behalf of the Company and that the plaintiffs seek damages on the Company’s behalf. The complaints allege, among other things, that the defendants breached their fiduciary duties and violated federal securities laws by causing the Company to make false and/or misleading statements and/or omissions in public filings during the class period alleged in the securities action and also allege breaches of fiduciary duties by failing to maintain internal controls. The complaints also allege breaches of fiduciary duties by seeking shareholder approval of an equity incentive plan, and causing the Company to repurchase its own stock at artificially inflated prices. The complaints bring additional claims for unjust enrichment, abuse of control, gross mismanagement, aiding and abetting breaches of fiduciary duties, and waste of corporate assets and seek indemnity and contribution from the named current and former officers. On July 24, 2025 and July 28, 2025, the Court entered orders staying the Consolidated Action and Kruitwagen, respectively, pending an outcome on the motion to dismiss filed in the putative securities class action. The defendants believe there are substantial defenses to the claims asserted and intend to defend the lawsuits vigorously.

Note 8.  Employee and Non-Employee Benefit Plans

Share-Based Compensation Plans.  The Company has one equity-based compensation plan, the 2024 Equity Incentive Plan (the “2024 Plan”), which authorized 1,319,320 shares for issuance, subject to the adjustment and add-back provision of the 2024 Plan. The 2024 Plan provides for the awarding of stock options, stock appreciation rights, shares of restricted stock, RSUs, performance stock units (“PSUs”), and other stock-based awards for executive officers and other employees, as well as non-employee directors and certain consultants and advisors. As of September 30, 2025, 908,619 shares remain available for issuance under the 2024 Plan, with PSUs counted at the target level established on the award’s grant date.

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan (the “EDC Plan”) effective June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company’s obligations under the EDC Plan change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the EDC Plan. Realized and unrealized gains (losses) on deferred compensation plan investments were included as a component of other income (expense), net on the Company’s Condensed Consolidated Statements of Income. For the quarter and year to date ended September 30, 2025, the Company had a gain on deferred compensation plan investments of $73 and $121, respectively, and for the quarter and year to date ended September 30, 2024, the Company had a gain on deferred compensation plan investments of $196 and $482, respectively.

EDC Plan investments are classified as Level 1 in the fair value hierarchy since the investments trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. At September 30, 2025 and December 31, 2024, the EDC Plan investments were $2,223 and $3,653, respectively, which were recorded in other assets on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan current liabilities were $661 and $1,520 at September 30, 2025 and December 31, 2024, respectively, which were included in accrued expenses and other on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan non-current liabilities were $1,562 and $2,132 at September 30, 2025 and December 31, 2024, respectively, and were included in other noncurrent liabilities on the Company’s Condensed Consolidated Balance Sheets.

Note 9.  Operating Segments

At September 30, 2025, the Company had three segments: Branded Spirits, Distilling Solutions, and Ingredient Solutions. The Company’s reportable segments are based on the financial information the chief operating decision maker uses to allocate resources and evaluate performance of the business. The Branded Spirits segment consists of a portfolio of high quality branded spirits which are produced through distilleries and bottling facilities. The Distilling Solutions segment consists of food grade alcohol (primarily brown goods) and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry). The Distilling Solutions segment also includes warehouse services, such as barrel put away, barrel storage, and barrel retrieval services. The Ingredient Solutions segment consists of specialty starches and proteins as well as commodity starches and proteins. Intersegment sales and transfers are recorded at cost and are treated as a transfer of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

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

The following tables present summarized financial information for each segment:

	Quarter Ended September 30, 2025
	Branded Spirits	Distilling Solutions	Ingredient Solutions	Corporate	Total
Sales	$60,748	$40,881	$29,283	$—	$130,912
Cost of Goods Sold	28,528	26,681	26,270	—	81,479
Gross Profit	32,220	14,200	3,013	—	49,433
Advertising and promotion expense	6,249	185	241	16	6,691
SG&A expense	8,420	711	963	8,832	18,926
Change in fair value of contingent consideration	2,800	—	—	—	2,800
Operating income	$14,751	$13,304	$1,809	$(8,848)	$21,016

Depreciation and amortization	$2,157	$2,041	$1,635	$353	$6,186

	Quarter Ended September 30, 2024
	Branded Spirits	Distilling Solutions	Ingredient Solutions	Corporate	Total
Sales	$62,624	$71,919	$26,918	$—	$161,461
Cost of Goods Sold	30,178	43,275	22,193	—	95,646
Gross Profit	32,446	28,644	$4,725	$—	65,815
Advertising and promotion expense	8,704	395	410	138	9,647
SG&A expense	9,951	618	1,038	5,597	17,204
Change in fair value of contingent consideration	6,400	—	—	—	6,400
Operating income	$7,391	$27,631	$3,277	$(5,735)	$32,564

Depreciation and amortization	$2,192	$1,975	$1,178	$335	$5,680

	Year to Date Ended September 30, 2025
	Branded Spirits	Distilling Solutions	Ingredient Solutions	Corporate	Total
Sales	$169,495	$137,824	$90,740	$—	$398,059
Cost of Goods Sold	83,093	86,132	77,684	—	246,909
Gross Profit	86,402	51,692	13,056	—	151,150
Advertising and promotion expense	20,171	616	892	97	21,776
SG&A expense	26,389	2,149	3,057	31,692	63,287
Change in fair value of contingent consideration	25,500	—	—	—	25,500
Operating income	$14,342	$48,927	$9,107	$(31,789)	$40,587

Depreciation and amortization	$6,442	$6,121	$4,213	$1,048	$17,824

	Year to Date Ended September 30, 2024
	Branded Spirits	Distilling Solutions	Ingredient Solutions	Corporate	Total
Sales	$176,811	$250,159	$95,859	$—	$522,829
Cost of Goods Sold	88,200	144,959	77,828	—	310,987
Gross Profit	88,611	105,200	18,031	—	211,842
Advertising and promotion expense	27,286	955	1,344	410	29,995
SG&A expense	29,891	1,880	2,906	26,265	60,942
Impairment of long-lived assets and other	—	137	—	—	137
Change in fair value of contingent consideration	15,900	—	—	—	15,900
Operating income	$15,534	$102,228	$13,781	$(26,675)	$104,868

Depreciation and amortization	$5,867	$5,900	$3,517	$1,014	$16,298

The following table allocates assets to each segment as of:

	September 30, 2025	December 31, 2024
Identifiable Assets
Branded Spirits	$874,688	$862,458
Distilling Solutions	342,092	382,432
Ingredient Solutions	132,844	132,003
Corporate	27,409	28,892
Total	$1,377,033	$1,405,785

Note 10.  Subsequent Events

Dividend. On October 29, 2025, the Company announced a quarterly dividend payable to stockholders of record of the Company’s common stock, resulting in dividend equivalents payable to certain RSU holders, of $0.12 per share and per RSU. The dividend and dividend equivalents are payable on November 28, 2025 to stockholders of record and certain RSU holders as of November 14, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, unless otherwise noted)

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report may contain forward looking statements as well as historical information.  All statements, other than statements of historical facts, regarding the prospects of our industry and our prospects, plans, financial position, and strategic plan may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation statements about our ability to realize benefits from our initiatives, our sources of cash being adequate; our capital expenditures; our ability to support our liquidity and operating needs through cash generated from operations; and our ability to obtain credit funding.  Forward looking statements are usually identified by or are associated with such words as “intend,” “plan,” “believe,” “estimate,” “expect,” “anticipate,” “project,” “forecast,” “hopeful,” “should,” “may,” “will,” “could,” “encouraged,” “opportunities,” “potential,” and similar terminology.  These forward-looking statements reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, our performance, our financial results, and our financial condition and are not guarantees of future performance.

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

RESULTS OF OPERATIONS

Consolidated Results

The table below details the consolidated results for the quarters ended September 30, 2025 and 2024:

	Quarter Ended September 30,
	2025	2024	2025 v. 2024
Sales	$130,912	$161,461	(19)%
Cost of sales	81,479	95,646	(15)
Gross profit	49,433	65,815	(25)
Gross margin %	37.8%	40.8%	(3.0)	pp(a)
Advertising and promotion expenses	6,691	9,647	(31)
Selling, general, and administrative (“SG&A”) expenses	18,926	17,204	10
Change in fair value of contingent consideration	2,800	6,400	(56)
Operating income	21,016	32,564	(35)
Operating margin %	16.1%	20.2%	(4.1)	pp
Interest expense, net	(1,739)	(2,174)	(20)
Other income, net	428	1,026	(58)
Income before income taxes	19,705	31,416	(37)
Income tax expense	4,276	7,554	(43)
Effective tax expense rate %	21.7%	24.0%	(2.3)	pp
Net income	$15,429	$23,862	(35)%
Net income margin %	11.8%	14.8%	(3.0)	pp
(a) Percentage points (“pp”).

Sales - Sales for the quarter ended September 30, 2025 were $130,912, a decrease of 19 percent compared to the year-ago quarter, which was the result of decreased sales in the Distilling Solutions and Branded Spirits segments, partially offset by increased sales in the Ingredient Solutions segment. Within the Distilling Solutions segment, sales were down 43 percent primarily due to decreased sales of brown goods. Within the Branded Spirits segment, sales were down 3 percent due primarily to decreased sales of brands in the value and other price tiers, partially offset by increased sales of brands within the premium plus price tier. Within the Ingredient Solutions segment, sales were up 9 percent, primarily due to increased sales of specialty wheat proteins and starches (see “Segment Results”).

Gross profit - Gross profit for the quarter ended September 30, 2025 was $49,433, a decrease of 25 percent compared to the year-ago quarter. The decrease was driven by decreased gross profit in each of the segments. Within the Distilling Solutions segment, gross profit decreased by $14,444, or 50 percent. Within the Ingredient Solutions segment, gross profit decreased by $1,712, or 36 percent. Within the Branded Spirits segment, gross profit decreased $226, or 1 percent (see “Segment Results”).

Advertising and promotion expenses - Advertising and promotion expenses for the quarter ended September 30, 2025 were $6,691, a decrease of 31 percent compared to the year-ago quarter, primarily driven by the realignment of our advertising and promotion spend to brands we believe have the most attractive growth opportunities.

SG&A expenses - SG&A expenses for the quarter ended September 30, 2025 were $18,926, an increase of 10 percent compared to the year-ago quarter, primarily driven by increased incentive compensation accrual as compared to the year-ago quarter, which was partially offset by our cost savings initiative.

Operating income - Operating income for the quarter ended September 30, 2025 decreased to $21,016 from $32,564 for the quarter ended September 30, 2024, primarily as a result of the decrease in gross profit in the Distilling Solutions and Ingredient Solutions segments and the increase in SG&A expenses. These decreases were partially offset by the change in the fair value of the contingent consideration liability and reduction in advertising and promotion expenses.

Operating income, quarter versus quarter	Operating Income	Change
Operating income for the quarter ended September 30, 2024	$32,564
Decrease in gross profit - Distilling Solutions segment(a)	(14,444)	(44)%
Decrease in gross profit - Ingredient Solutions segment(a)	(1,712)	(5)	pp(b)
Decrease in gross profit - Branded Spirits segment(a)	(226)	(1)	pp
Decrease in advertising and promotion expenses	2,956	9	pp
Increase in SG&A expenses	(1,722)	(5)	pp
Change in fair value of contingent consideration	3,600	11	pp
Operating income for the quarter ended September 30, 2025	$21,016	(35)%
(a) See “Segment Results.”
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for the quarter ended September 30, 2025 was $4,276, for an effective tax rate of 21.7 percent. Income tax expense for the quarter ended September 30, 2024 was $7,554, for an effective tax rate of 24.0 percent. The decrease in income tax expense, quarter versus quarter, was due primarily to lower income before income taxes. The decrease in tax rate, quarter versus quarter, was primarily due to the proportionately larger impact of tax credits related to capital investments relative to income before taxes.

Earnings per common share (“EPS”) - Basic and Diluted EPS was $0.71 for the quarter ended September 30, 2025, compared to $1.07 for the quarter ended September 30, 2024. The change in basic and diluted EPS, quarter versus quarter, was primarily due to a decrease in operating income.

Change in EPS, quarter versus quarter	EPS	Change
Basic and Diluted EPS for the quarter ended September 30, 2024	$1.07
Change in operating income(a)	(0.40)	(38)%
Change in interest expense, net(a)	0.02	2	pp(b)
Change in other income, net(a)	(0.02)	(2)	pp
Change in effective tax rate	0.02	2	pp
Change in weighted average shares outstanding	0.02	2	pp
Basic and Diluted EPS for the quarter ended September 30, 2025	$0.71	(34)%
(a) Net of tax based on the effective tax rate for the base year (2024).
(b) Percentage points (“pp”).

The table below details the consolidated results for the year to date ended September 30, 2025 and 2024:

	Year to Date Ended September 30,
	2025	2024	2025 v. 2024
Sales	$398,059	$522,829	(24)%
Cost of sales	246,909	310,987	(21)
Gross profit	151,150	211,842	(29)
Gross margin %	38.0%	40.5%	(2.5)	pp(a)
Advertising and promotion expenses	21,776	29,995	(27)
SG&A expenses	63,287	60,942	4
Impairment of long-lived assets and other	—	137	N/A
Change in fair value of contingent consideration	25,500	15,900	60
Operating income	40,587	104,868	(61)
Operating margin %	10.2%	20.1%	(9.9)	pp
Interest expense, net	(5,490)	(6,398)	(14)
Other income, net	957	1,917	(50)
Income before income taxes	36,054	100,387	(64)
Income tax expense	9,255	23,924	(61)
Effective tax expense rate %	25.7%	23.8%	1.9	pp
Net income	$26,799	$76,463	(65)%
Net income margin %	6.7%	14.6%	(7.9)	pp
(a) Percentage points (“pp”).

Sales - Sales for the year to date ended September 30, 2025 were $398,059, a decrease of 24 percent compared to the year-ago period, which was the result of decreased sales in each segment. Within the Distilling Solutions segment, sales were down 45 percent primarily due to decreased sales of brown goods. Sales of Branded Spirits were down 4 percent, primarily due to decreased sales of brands in the value and mid price tiers. Within the Ingredient Solutions segment, sales were down 5 percent, primarily due to decreased sales of specialty wheat starches (see “Segment Results”).

Gross profit - Gross profit for the year to date ended September 30, 2025 was $151,150, a decrease of 29 percent compared to the year-ago period. The decrease was driven by decreased gross profit in each of the segments. In the Distilling Solutions segment, gross profit decreased by $53,508 or 51 percent. In the Ingredient Solutions segment, gross profit decreased by $4,975, or 28 percent. In the Branded Spirits segment, gross profit declined by $2,209, or 2 percent (see “Segment Results”).

Advertising and promotion expenses - Advertising and promotion expenses for the year to date ended September 30, 2025 were $21,776, a decrease of 27 percent compared to the year-ago period, primarily driven by the realignment of our advertising and promotion spend to brands we believe have the most attractive growth opportunities.

SG&A expenses - SG&A expenses for the year to date ended September 30, 2025 were $63,287, an increase of 4 percent compared to the year-ago period, primarily driven by increased incentive compensation accrual as compared to the year-ago period, which was partially offset by our cost savings initiative.

Operating income - Operating income for the year to date ended September 30, 2025 decreased to $40,587 from $104,868 for the year to date period ended September 30, 2024, primarily due to the decrease in gross profit in the Distilling Solutions segment, the change in the fair value of the contingent consideration liability related to the improved performance of the Penelope brand, and the decrease in gross profit in the Ingredient Solutions and Branded Spirits segments. These decreases were partially offset by the reduction in advertising and promotion expenses.

Operating income, year to date versus year to date	Operating Income	Change
Operating income for the year to date ended September 30, 2024	$104,868
Decrease in gross profit - Distilling Solutions segment(a)	(53,508)	(51)%
Decrease in gross profit - Ingredient Solutions segment(a)	(4,975)	(5)	pp(b)
Decrease in gross profit - Branded Spirits segment(a)	(2,209)	(2)	pp
Decrease in advertising and promotion expenses	8,219	8	pp
Increase in SG&A expenses	(2,345)	(2)	pp
Decrease in impairment of long-lived assets and other	137	—	pp
Change in fair value of contingent consideration	(9,600)	(9)	pp
Operating income for the year to date ended September 30, 2025	$40,587	(61)%
(a) See “Segment Results.”
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for the year to date ended September 30, 2025 was $9,255, for an effective tax rate of 25.7 percent. Income tax expense for the year to date ended September 30, 2024, was $23,924, for an effective tax rate of 23.8 percent. The decrease in income tax expense, year to date versus year to date, was primarily due to the lower income before income taxes. The increase in the tax rate, year to date versus year to date, was primarily due to the discrete tax impact of the vesting of share based awards granted in the prior years during periods of higher stock prices.
Earnings per common share - Basic and diluted EPS was $1.24 for the year to date ended September 30, 2025, compared to $3.43 for the year to date ended September 30, 2024. The change in basic and diluted EPS, year to date versus year to date, was primarily due to a decrease in operating income.

Change in EPS, year to date versus year to date	EPS	Change
Basic and Diluted EPS for the year to date ended September 30, 2024	$3.43
Change in operating income(a)	(2.21)	(64)%
Change in interest expense, net(a)	0.03	1	pp(b)
Change in other income, net(a)	(0.03)	(1)	pp
Change in effective tax rate	(0.02)	(1)	pp
Change in weighted average shares outstanding	0.04	1	pp
Basic and Diluted EPS for the year to date ended September 30, 2025	$1.24	(64)%
(a) Net of tax based on the effective tax rate for the base year (2024).
(b) Percentage points (“pp”)

SEGMENT RESULTS

Branded Spirits

The following tables show selected financial information for the Branded Spirits segment for the quarters ended September 30, 2025 and 2024.

	BRANDED SPIRITS SALES
	Quarter Ended September 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2025	2024	$ Change	% Change
Premium plus	$32,119	$31,086	$1,033	3%
Mid	14,835	14,788	47	—
Value	8,170	10,034	(1,864)	(19)
Other	5,624	6,716	(1,092)	(16)
Total Branded Spirits	$60,748	$62,624	$(1,876)	(3)%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	(3)%	4%	(7)%

	Other Financial Information
	Quarter Ended September 30,		Quarter versus Quarter Increase / (Decrease)
	2025	2024	$ Change	% Change
Gross profit	$32,220	$32,446	$(226)	(1)%
Gross margin %	53.0%	51.8%		1.2	pp(d)
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
(d) Percentage points (“pp”).

Total sales of the Branded Spirits segment for the quarter ended September 30, 2025 decreased by $1,876, or 3 percent, compared to the prior year quarter, primarily due to a decrease in net price/mix (as defined in the table above), partially offset by increased sales volume. Sales of brands within the value price tier decreased, driven by lower sales volume and net price/mix primarily in certain cordial brands. Sales within the other category declined driven by decreased sales volume of our private label products. Sales within the premium plus price tier increased 3%, driven by increased sales volume reflecting our continued focus on the American whiskey and tequila categories. The increase in sales volume within the premium plus price tier was partially offset by decreased net price/mix.

Gross profit slightly decreased versus the prior year quarter by $226, or 1 percent, primarily driven by a decrease in net price/mix, partially offset by higher sales volume and reduced input costs. Gross margin for the quarter ended September 30, 2025 increased to 53.0 percent from 51.8 percent for the prior year quarter, driven primarily by increased sales in the premium plus price tier.

The following tables show selected financial information for the Branded Spirits segment for the year to date ended September 30, 2025 and 2024.

	BRANDED SPIRITS SALES
	Year to Date Ended September 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2025	2024	$ Change	% Change
Premium plus	$85,536	$82,699	$2,837	3%
Mid	43,355	46,610	(3,255)	(7)
Value	24,447	31,698	(7,251)	(23)
Other	16,157	15,804	353	2
Total Branded Spirits	$169,495	$176,811	$(7,316)	(4)%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	(4)%	(2)%	(2)%

	Other Financial Information
	Year to Date Ended September 30,		Year to Date versus Year to Date Increase / (Decrease)
	2025	2024	$ Change	% Change
Gross profit	$86,402	$88,611	$(2,209)	(2)%
Gross margin %	51.0%	50.1%		0.9	pp(d)
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
(d) Percentage points (“pp”).

Total sales of Branded Spirits for the year to date ended September 30, 2025 decreased by $7,316, or 4 percent, compared to the year-ago period, due to lower sales volume and net price/mix within the value and mid price tiers, primarily in certain tequila, liqueur, and cordial brands. This decrease was partially offset by increased sales volume within the premium plus price tier, reflecting our increased focus on the American whiskey and tequila categories. The increase in sales volume within the premium plus price tier was partially offset by decreased net price/mix.

Gross profit for the year to date ended September 30, 2025 decreased by $2,209, or 2 percent, primarily due to a decrease in sales volume and net price/mix within the value price tier, partially offset by increased premium plus sales volume. Gross margin for the year to date ended September 30, 2025 increased to 51.0 percent from 50.1 percent for the prior year period, driven primarily by increased sales in the premium plus price tier.

Distilling Solutions

The following tables show selected financial information for the Distilling Solutions segment for the quarters ended September 30, 2025 and 2024.

	DISTILLING SOLUTIONS SALES
	Quarter Ended September 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2025	2024	$ Change	% Change
Brown goods	$28,512	$57,110	$(28,598)	(50)%
Warehouse services	8,052	8,264	(212)	(3)
White goods and other co-products	4,317	6,545	(2,228)	(34)
Total Distilling Solutions	$40,881	$71,919	$(31,038)	(43)%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Brown goods	(50)%	(58)%	8%

	Other Financial Information
	Quarter Ended September 30,		Quarter versus Quarter Increase / (Decrease)
	2025	2024	$ Change	% Change
Gross profit	$14,200	$28,644	$(14,444)	(50)%
Gross margin %	34.7%	39.8%		(5.1)	pp(d)
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
(d) Percentage points (“pp”).

Total sales of the Distilling Solutions segment for the quarter ended September 30, 2025 decreased by $31,038, or 43 percent, compared to the prior year quarter, primarily driven by lower brown goods sales. Brown goods sales volume decreased due to reduced customer demand resulting primarily from elevated industry-wide barrel inventory levels and the subsequent need of a number of our large customers to pause their whiskey purchases after completing their existing contracts. This decrease was partially offset by an increase in net price/mix of brown goods compared to the prior year quarter. White goods and other co-products sales decreased primarily due to a reduction in sales volume related to certain large customers, as well as reduced production volumes of co-products, primarily dried distillers grain. Warehouse services sales were slightly down as compared to the prior year quarter.

Gross profit decreased versus the prior year quarter by $14,444, or 50 percent, due to lower brown goods sales volume, partially offset by increased gross profit within warehouse services. Gross margin for the quarter ended September 30, 2025 decreased to 34.7 percent from 39.8 percent for the prior year quarter.

The following tables show selected financial information for the Distilling Solutions segment for the year to date ended September 30, 2025 and 2024.

	DISTILLING SOLUTIONS SALES
	Year to Date Ended September 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2025	2024	$ Change	% Change
Brown goods	$97,225	$198,884	$(101,659)	(51)%
Warehouse services	24,130	24,612	(482)	(2)
White goods and other co-products	16,469	26,663	(10,194)	(38)
Total Distilling Solutions	$137,824	$250,159	$(112,335)	(45)%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Brown goods	(51)%	(44)%	(7)%

	Other Financial Information
	Year to Date Ended September 30,		Year to Date versus Year to Date Increase / (Decrease)
	2025	2024	$ Change	% Change
Gross profit	$51,692	$105,200	$(53,508)	(51)%
Gross margin %	37.5%	42.1%		(4.6)	pp(d)

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
(d) Percentage points (“pp”).

Total sales of the Distilling Solutions segment for the year to date ended September 30, 2025 decreased by $112,335, or 45 percent compared to the year-ago period, primarily driven by lower brown goods sales. Brown goods sales volume and net price/mix decreased primarily due to reduced customer demand resulting from elevated industry-wide barrel inventory levels. White goods and other co-products sales decreased primarily due to a reduction in sales volume resulting from phasing out a number of white goods customer contracts following the closure of our Atchison distillery, as well as reduced production volumes of co-products, primarily dried distillers grain. Warehouse services sales were slightly down as compared to the year-ago period.

Gross profit for the year to date ended September 30, 2025 decreased by $53,508 compared to the year-ago period, due to lower brown goods sales volume and net price/mix, partially offset by increased gross profit in white goods and other co-products due to favorable net price/mix as well as increased gross profit in warehouse services. Gross margin for the year to date ended September 30, 2025 decreased to 37.5 percent from 42.1 percent for the prior year period.

Ingredient Solutions

The following tables show selected financial information for the Ingredient Solutions segment for the quarters ended September 30, 2025 and 2024.

	INGREDIENT SOLUTIONS SALES
	Quarter Ended September 30,		Quarter versus Quarter Sales Change Increase / (Decrease)
	2025	2024	$ Change	% Change
Specialty wheat starches	$16,965	$16,172	$793	5%
Specialty wheat proteins	8,905	7,752	1,153	15
Commodity wheat starches	2,317	2,611	(294)	(11)
Commodity wheat proteins	993	383	610	159
Biofuel and other	103	—	103	N/A
Total Ingredient Solutions	$29,283	$26,918	$2,365	9%

	Change in Quarter versus Quarter Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	9%	4%	5%

	Other Financial Information
	Quarter Ended September 30,		Quarter versus Quarter Increase / (Decrease)
	2025	2024	$ Change	% Change
Gross profit	$3,013	$4,725	$(1,712)	(36)%
Gross margin %	10.3%	17.6%		(7.3)	pp(d)

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
(d) Percentage points (“pp”).

Total sales of the Ingredient Solutions segment for the quarter ended September 30, 2025 increased by $2,365, or 9 percent, compared to the prior year quarter. The increase was primarily driven by increased sales volume of specialty wheat proteins and commodity wheat proteins driven by the conversion of new domestic customers that continued during the quarter. Additionally, the increase in sales was due to increased net price/mix of specialty wheat starches.
Gross profit decreased versus the prior year quarter by $1,712, or 36 percent. Gross margin for the quarter ended September 30, 2025 decreased to 10.3 percent from 17.6 percent for the prior year quarter. The decrease in gross profit was primarily driven by complexities and higher costs associated with the disposal of waste starch streams, elevated costs related to the commercialization of a new large volume textured protein customer, as well as unanticipated operational reliability challenges. During the quarter ended September 30, 2025, the biofuel facility began operations to help mitigate the disposal costs related to the waste starch streams.  This project is one of many investments being made to reduce disposal costs and improve the overall reliability of our Ingredients Solutions operations.  However, it will take time to realize the benefits of these cost mitigation and reliability initiatives.  This decrease was partially offset by increased sales volume of specialty wheat proteins.

The following tables show selected financial information for the Ingredient Solutions segment for the year to date September 30, 2025 and 2024.

	INGREDIENT SOLUTIONS SALES
	Year to Date Ended September 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2025	2024	$ Change	% Change
Specialty wheat starches	$51,292	$57,646	$(6,354)	(11)%
Specialty wheat proteins	28,865	28,947	(82)	—
Commodity wheat starches	8,097	8,846	(749)	(8)
Commodity wheat proteins	2,383	420	1,963	467
Biofuel and other	103	—	103	N/A
Total Ingredient Solutions	$90,740	$95,859	$(5,119)	(5)%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	(5)%	(5)%	—%

	Other Financial Information
	Year to Date Ended September 30,		Year to Date versus Year to Date Increase / (Decrease)
	2025	2024	$ Change	% Change
Gross profit	$13,056	$18,031	$(4,975)	(28)%
Gross margin %	14.4%	18.8%		(4.4)	pp(d)

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
(d) Percentage points (“pp”).

Total sales of the Ingredient Solutions segment for the year to date ended September 30, 2025 decreased by $5,119, or 5 percent, compared to the prior year period. The decrease was primarily driven by decreased sales volume of specialty wheat starches and commodity wheat starches as well as decreased net/price mix of specialty wheat proteins. The declines in specialty wheat starches and proteins were due to supply challenges resulting from adverse weather and complexities associated with the closure of our Atchison distillery, as well as the timing of commercialization of new specialty wheat protein customers. These declines were partially offset by increased sales volume of specialty and commodity wheat proteins and increased net price/mix of specialty wheat starches.
Gross profit decreased by $4,975, or 28 percent for the year to date ended September 30, 2025 compared to the prior year period. Gross margin for the year to date ended September 30, 2025 decreased to 14.4 percent from 18.8 percent for the prior year period. The decrease in gross profit was primarily driven by complexities and higher costs associated with the disposal of waste starch streams, as well as unanticipated operational reliability challenges. During the quarter ended September 30, 2025, the biofuel facility began operations to help mitigate the disposal costs related to the waste starch streams.  This project is one of many investments being made to reduce disposal costs and improve the overall reliability of our Ingredients Solutions operations.  However, it will take time to realize the benefits of these cost mitigation and reliability initiatives.  This decrease was partially offset by increased sales volume of specialty wheat proteins.

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

Cash Flow Summary

	Year to Date Ended September 30,		Changes, year versus year Increase / (Decrease)
	2025	2024
Net cash provided by operating activities	$92,449	$73,512	$18,937
Net cash used in investing activities	(40,688)	(53,126)	12,438
Net cash used in financing activities	(64,286)	(18,048)	(46,238)
Effect of exchange rate changes on cash	699	46	653
Increase (decrease) in cash and cash equivalents	$(11,826)	$2,384	$(14,210)

Cash decreased $11,826 for the year to date ended September 30, 2025, compared to an increase of $2,384 for the year to date ended September 30, 2024, for a net decrease in cash of $14,210, period versus period.

Operating Activities. Cash provided by operating activities for the year to date ended September 30, 2025 was $92,449. The cash provided by operating activities resulted primarily from adjustments for non-cash or non-operating charges of $46,344, including the change in fair value of contingent consideration, depreciation and amortization, and share-based compensation, net income of $26,799 and cash provided by operating assets and liabilities of $19,306. The primary drivers of the changes in operating assets and liabilities were $41,699 of cash provided by decreased accounts receivables, net, due to timing of customer payments and lower sales during the year to date period, and $7,689 related to increased accrued expenses and other, which related to an increase in our incentive compensation accrual. This was partially offset by $19,935 use of cash related to an increase in inventories, primarily due to an increase in barreled distillate, and $8,446 use of cash related to a decrease in accounts payable due to timing of vendor payments and lower costs during the year to date period.

Cash provided by operating activities for the year to date ended September 30, 2024 was $73,512. The cash provided by operating activities resulted primarily from net income of $76,463, adjustments for non-cash or non-operating charges of $32,845, including depreciation and amortization, the changes in fair value of contingent consideration, and share-based compensation, partially offset by cash used in operating assets and liabilities of $35,796. The primary drivers of the changes in operating assets and liabilities were $24,979 use of cash related to an increase in inventories, primarily due to an increase in barreled distillate, $10,627 use of cash related to a decrease in accounts payable due to timing of payments, $9,935 related to accrued expenses and other, which related to a decrease in our incentive compensation accrual, partially offset by $13,979 cash provided by decreased accounts receivables, net, due to timing of sales and customer payments during the year to date period as well as the closure of our Atchison distillery in December 2023.

Investing Activities. Cash used in investing activities for the year to date ended September 30, 2025 was $40,688, which resulted primarily from additions to property, plant, and equipment of $40,674 (see “Capital Spending”). Cash used in investing activities for the year to date ended September 30, 2024 was $53,126, which primarily resulted from additions to property, plant, and equipment of $52,850 (see “Capital Spending”).

Capital Spending. We manage capital spending to support our business growth plans. We have incurred $25,436 and $43,503 of capital expenditures and have paid $40,674 and $52,850 for capital expenditures for the years to date ended September 30, 2025 and 2024, respectively. We expect to incur approximately $32,500 in capital expenditures in 2025, which includes capital expenditures for facility improvement and expansion, facility sustaining projects, and environmental, health, and safety projects. The difference between the amount of capital expenditures incurred and amount paid is due to the change in capital expenditures in accounts payable.

Financing Activities. Cash used in financing activities for the year to date ended September 30, 2025 was $64,286, due to net payments on debt of $52,800 (see “Long-Term and Short-Term Debt”), payments of dividends and dividend equivalents of $7,739 (see “Dividends and Dividend Equivalents”), payments of loan fees of $2,712, and repurchases of Common Stock of $1,035 (see “Treasury Purchases” and “Share Repurchase”).

Cash used in financing activities for the year to date ended September 30, 2024 was $18,048, due to repurchases of Common Stock of $12,235 (see “Treasury Purchases” and “Share Repurchases”), and payments of dividends and dividend equivalents of $8,013 (see “Dividends and Dividend Equivalents”), partially offset by net proceeds on debt of $2,200 (see “Long-Term and Short-Term Debt”).

Treasury Purchases. 105,776 RSUs vested and converted to shares of Common Stock for employees during the year to date ended September 30, 2025, of which we withheld and purchased for treasury 31,631 shares valued at $1,035 to cover payment of associated withholding taxes.

81,942 RSUs vested and converted to shares of Common Stock for employees during the year to date ended September 30, 2024, of which we withheld and purchased for treasury 25,521 shares valued at $2,185 to cover payment of associated withholding taxes.

Share Repurchases. On February 29, 2024, we announced that our Board of Directors approved a $100,000 share repurchase program. Under the share repurchase program, we can repurchase stock from time to time for cash in open market purchases, privately negotiated transactions, or by other means, in accordance with applicable securities laws and other legal requirements. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice. During the year to date ended September 30, 2025, we did not repurchase any shares of Common Stock under the share repurchase program. During the year to date ended September 30, 2024, the Company repurchased approximately 128,360 shares of Company Stock for approximately $10,000. As of September 30, 2025, there was approximately $53,412 remaining under the share repurchase program.

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared(a)	Paid(a)	Dividend payment	Dividend equivalent payment(b)	Total payment
2025
February 26, 2025	March 14, 2025	March 28, 2025	$0.12	$0.12	$2,553	$25	$2,578
May 1, 2025	May 16, 2025	May 30, 2025	0.12	0.12	2,553	25	2,578
July 31, 2025	August 15, 2025	August 29, 2025	0.12	0.12	2,555	28	2,583
			$0.36	$0.36	$7,661	$78	$7,739

2024
February 22, 2024	March 15, 2024	March 29, 2024	$0.12	$0.12	$2,641	$31	$2,672
May 2, 2024	May 17, 2024	May 31, 2024	0.12	0.12	2,642	30	2,672
August 1, 2024	August 16, 2024	August 30, 2024	0.12	0.12	2,639	30	2,669
			$0.36	$0.36	$7,922	$91	$8,013
(a) Per share amount.
(b) Dividend equivalent payments on unvested participating securities.

On October 29, 2025, we announced a dividend payable to stockholders of record of our Common Stock, resulting in dividend equivalents payable to certain RSU holders, of $0.12 per share and per RSU. The dividend and dividend equivalents are payable on November 28, 2025 to stockholders of record and certain RSU holders as of November 14, 2025.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development, merger and acquisition, Board-approved dividends, and share repurchase activities), and the overall cost of capital. Total debt was $268,723 (net of unamortized loan fees of $7,927) at September 30, 2025, and $323,541 (net of unamortized loan fees of $5,909) at December 31, 2024. We had net borrowings on debt of $52,800 for year to date ended September 30, 2025 and net proceeds on debt of $2,200 for the year to date ended September 30, 2024. Additionally, during the year to date ended September 30, 2025, we incurred $2,712 of loan fees associated with amending and restating our credit agreement.

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

Our principal sources of cash are product sales and borrowing on our various debt agreements. Under our debt agreements, we must meet certain financial covenants and restrictions, and at September 30, 2025, we met those covenants and restrictions.

At September 30, 2025, our current assets exceeded our current liabilities by $326,843, largely due to our inventories, at cost, of $384,523. At September 30, 2025, our cash balance was $13,447 and we have used our various debt agreements for liquidity purposes, with $443,000 available under our credit agreement for additional borrowings and $231,600 available under the Note Purchase Agreement (see Note 4, Corporate Borrowings). We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We regularly assess our cash needs and the available sources to fund these needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments, dividend payments, and potential mergers and acquisitions. Subject to market conditions, we could also fund future mergers and acquisitions through the issuance of additional shares of Common Stock. In addition, we have strong operating results such that we believe financial institutions should provide sufficient credit funding to meet short-term financing requirements, if needed.

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

Increases in market interest rates would cause interest expense under our variable interest rate debt to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings under variable interest rate debt during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at September 30, 2025, a 100 basis point increase over the current rates actually in effect at such date would increase our interest expense on an annual basis by $570. Based on weighted average outstanding fixed-rate borrowings at September 30, 2025, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $15,891, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $18,446.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of September 30, 2025, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2024, and Note 7 in this Report for information on certain proceedings to which we are subject.

ITEM 1A.    RISK FACTORS

Risk factors are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
July 1, 2025 through July 31, 2025	—	$—	—	$53,412
August 1, 2025 through August 31, 2025	—	—	—	53,412
September 1, 2025 through September 30, 2025	—	—	—	53,412
Total	—		—
(1)On February 29, 2024, we announced that our Board of Directors approved a $100,000 share repurchase program. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

During the quarter ended September 30, 2025, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408(a) of Regulation S-K).

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
**32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
**32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter and year to date ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data Filed - formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101
* Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	October 29, 2025	By	/s/ Julie Francis
Julie Francis, President and Chief Executive Officer

Date:	October 29, 2025	By	/s/ Brandon M. Gall
Brandon M. Gall, Chief Financial Officer