Form 10-K
period 2025-12-31
MGP INGREDIENTS INC
filed 2026-02-25
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price at which the common equity was sold, as reported by Nasdaq, on June 30, 2025, was approximately $423 million.

The number of shares of the registrant’s common stock, no par value (“Common Stock”) outstanding as of February 20, 2026 was 21,363,225.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the MGP Ingredients, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2026 are incorporated by reference into Part III of this Report to the extent set forth herein.

CONTENTS PAGE

The calculation of the aggregate market value of the Common Stock held by non-affiliates on the cover page of this Form 10-K is based on the assumption that affiliates include directors and executive officers. Such assumption does not constitute an admission by the Company or any director or executive officer that any director or executive officer is an affiliate of the Company.

PART I

ITEM 1.  BUSINESS

MGP Ingredients, Inc. was incorporated in 2011 in Kansas, continuing a business originally founded by Cloud L. Cray, Sr. in Atchison, Kansas in 1941. As used herein, the terms “MGP,” “Company,” “we,” “our,” “us,” and words of similar import, refer to MGP Ingredients, Inc. and its consolidated subsidiaries unless the context otherwise indicates. In this Annual Report on Form 10-K (this “Report”), for any references to Note 1 through Note 16 refer to the Notes to Consolidated Financial Statements in Item 8.

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

METHOD OF PRESENTATION

All amounts in this Report, except for shares, par values, bushels, gallons, pounds, mmbtu, proof gallons, 9-liter cases, per share, per bushel, per gallon, per pound, per mmbtu, per proof gallon, per 9-liter case, and percentages, are shown in thousands unless otherwise noted.

GENERAL INFORMATION

MGP is a leading producer of branded and distilled spirits, as well as food ingredient solutions. We have an extensive award-winning global portfolio of branded spirits, which we produce through our distilleries and bottling facilities and sell to distributors. Our branded spirits products account for a range of price points from value products through premium plus brands. Distilled spirits include premium bourbon, rye, and other whiskeys (“brown goods”) and grain neutral spirits (“GNS”), including vodka and gin. Our distilled spirits are either sold directly or indirectly to manufacturers of other branded spirits. Our protein and starch food ingredients serve a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. Our ingredient products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries.

Mission Statement. Our mission is to secure our future by consistently delivering superior financial results by more fully participating in all levels of the alcohol and food ingredients segments for the betterment of our shareholders, employees, partners, consumers, and communities.
INFORMATION ABOUT OUR SEGMENTS

We report three operating segments: Branded Spirits, Distilling Solutions, and Ingredient Solutions.

Branded Spirits Segment. Our Branded Spirits segment consists of a portfolio of high-quality brands, which we produce through our distilleries and bottling facilities and sell to distributors or to state governments that directly control the sale of alcohol. Sales are pursuant to customer contracts and purchase orders. MGP’s branded spirits include a wide spectrum of brands across numerous categories and price tiers. During 2025, our five largest Branded Spirits customers, combined, accounted for approximately 25 percent of our consolidated sales. During 2025, one customer of the Branded Spirits segment accounted for approximately 16 percent of our consolidated sales.

Premium plus - The premium plus price tier includes the luxury, ultra premium, super premium, and premium price tiers. Premium plus branded spirits include brands such as Penelope® Bourbon, Yellowstone® Bourbon, Rebel® Bourbon, Remus® Bourbon, Blood Oath® Bourbon, Ezra Brooks® Bourbon, Minor Case® Straight Rye Whiskey, Rossville Union® Straight Rye Whiskey, The Quiet Man® Irish Whiskey, and Everclear® grain alcohol. Additionally, premium plus includes El Mayor® Tequila, which is produced with our joint ventures, DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S.de R.L. de C.V. (“Agricola”, and together with DGL, “LMX”).

Mid - Mid branded spirits include brands such as Brady’s® Irish Cream, Saint Brendan’s® Irish Cream Liqueur, Pearl® Vodka, and Lord Calvert® Canadian Whisky. Additionally, mid includes Exotico® Tequila and Juarez® Tequila, which are produced with our joint venture, DGL.

Value - Value branded spirits include brands such as Arrow® Cordials, Canada House® Canadian Whisky, Lady Bligh® Rum, and Juarez® Triple Sec.

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

Distilling Solutions Segment. We process corn and other grains (including rye, barley, wheat, barley malt, and milo) into food grade alcohol and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry), which are produced at our distilleries in Lawrenceburg, Indiana, and Bardstown, Kentucky. We also provide warehouse services, including barrel put away, barrel storage, and barrel retrieval services, as well as blending services. We have certain contracts with customers to supply distilled products (or “distillate”), as well as certain contracts with customers to provide barreling and warehousing services.  Contracts with customers may be monthly, annual, or multi-year in term with periodic reviews of pricing.  Sales to customers may also be made on the spot market with contracts in the form of purchase orders. Sales of co-products are primarily made on the spot market. During 2025, our five largest Distilling Solutions customers, combined, accounted for approximately 17 percent of our consolidated sales.

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

White goods and other co-products - Our white goods consist of GNS, including vodka and gin. Our GNS is sold in bulk quantities. Our gin is primarily created by redistilling GNS together with proprietary formulations of botanicals or botanical oils. The bulk alcohol co-products sales include distillers feed, which is principally derived from the mash from alcohol processing operations.  The mash is sold primarily to processors of animal feed as a high protein additive primarily as dried distillers feed.

Ingredient Solutions Segment. Our Ingredient Solutions segment consists primarily of specialty wheat starches, specialty wheat proteins, commodity wheat starches, and commodity wheat protein products which are sold to customers pursuant to purchase orders. In our efforts to best serve our customers and maximize returns to stockholders, we have strategically been migrating our sales towards higher price, higher margin specialty wheat ingredients to better serve the baking and tortilla food segments. During 2025, our five largest Ingredient Solutions customers, combined, accounted for approximately 17 percent of our consolidated sales.  During 2025, one customer of the Ingredient Solutions segment accounted for approximately 14 percent of our consolidated sales.

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

We also produce clean label wheat protein isolates under our Arise® brand, including Arise® 8100 and 8200. All our wheat proteins are considered Project Verified Non-GMO. Ingredient Solutions also offers Non-GMO Project Verified texturized plant proteins under the Proterra® brand. These proteins are designed for “non-meat” food applications and are marketed in a number of countries throughout the world to provide texture and protein in various food applications. Additionally, we offer gluten-free textured pea and soy proteins within the Proterra® portfolio of products.

Commodity wheat starches - As is the case with value added wheat starches, our commodity wheat starches have both food and non-food applications, but such applications are more limited than those of value added wheat starches. These are clean label starches and are minimally processed. They have a simple and clean ingredient declaration, which is a benefit for food formulators.  Marketplace prices generally track the fluctuations in the overall starch market in this category. However, wheat starch has unique functions in wheat based food formulations and provides for a cleaner more neutral flavor profile in finished goods.

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

Biofuel and other - The biofuel plant converts waste starch, a byproduct of our ingredients facility, into a commercial product. This facility is a key component of our efforts to mitigate costs associated with the disposal of the waste starch streams.

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

TRANSPORTATION

Historically, our products have primarily been transported to customers by truck and rail, most of which is provided by common carriers. We use third-party transportation companies to help us manage truck and rail carriers who deliver our products to our North American customers as well as overseas shipments to our international customers.

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

Our packaging for our Branded Spirits segment includes oak barrels, glass bottles, containers (glass, plastic, and aluminum), closures, labels, and cartons. Our principal packaging material for our Distilling Solutions segment is oak barrels. Both new and used barrels are utilized for the aging of premium brown goods. We purchase oak barrels from multiple suppliers and some customers supply their own barrels.

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

HUMAN CAPITAL

As of December 31, 2025, we had a total of 617 employees.  A collective bargaining agreement, covering 90 employees at the Atchison facility, expires on August 31, 2029.  A collective bargaining agreement, covering 64 employees at the Lawrenceburg facility, expires on October 24, 2027.  A collective bargaining agreement, covering 43 employees at the St. Louis facility, expires on February 28, 2029. We have not experienced any recent work stoppages, and we consider our relationship with our employees, both union and non-union, to be good.

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
•Paid vacation and holidays, including a floating holiday
•Paid parental leave
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

We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment. We have robust equal employment opportunity and anti-discrimination policies, and in 2025 all new hire U.S. employees completed mandatory training focused on respect in the workplace and our anti-discrimination policies. Our employees have multiple avenues available through which inappropriate behavior can be reported, including a confidential hotline. Our policies require all reports of inappropriate behavior to be promptly investigated with appropriate action taken.

REGULATION

We are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public health and the environment.  Our operations are also subject to regulation by various U.S. federal agencies, including the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), OSHA, the Food and Drug Administration (“FDA”), the United States Environmental Protection Agency (“EPA”), and by various U.S. state and local and foreign authorities.  Such laws and regulations cover virtually every aspect of our operations, including production and storage facilities, distillation and maturation requirements, importing ingredients, distribution of beverage alcohol products, marketing, pricing, labeling, packaging, advertising, water usage, wastewater discharge, disposal of hazardous wastes and emissions, and other matters. In addition, beverage alcohol products are subject to customs, duties, or excise taxation in many countries, including taxation at the federal, state, and local level in the U.S.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers as of February 25, 2026:

Name	Age	Principal Occupation and Business Experience
Julie Francis	54	President and Chief Executive Officer for the Company since July 2025. Chief Operating Officer of Schwan’s Company, an affiliate of CJ CheilJedang Corporation, from January 2021 to July 2024. President, Consumer Brands, Americas – Schwan’s Company from October 2018 to December 2020. Senior Vice President, Commercial and Category Development – Total Beverage Alcohol at Constellation Brands from April 2017 to October 2018. Chief Commercial Officer, Coca-Cola Refreshments USA at The Coca-Cola Company from 2010 to 2015 and roles of increasing responsibility at Coca-Cola Enterprises from 2004 to 2010.
Brandon Gall	44	Chief Financial Officer for the Company since April 2019 and Treasurer of the Company since May 2023. Served at the Company as Interim President and Chief Executive Officer from January to July 2025, Vice President of Finance from April 2019 to May 2025, Corporate Controller from June 2018 to March 2019, Director of Supply Chain Finance and Director of Business Development from May 2014 to June 2018, and Director of Financial Planning and Analysis from January 2012 to April 2014.
Kathleen Molamphy	48
Chief Legal and Human Resources Officer, Secretary for the Company since February 2026. Chief Legal Officer and Corporate Secretary for the Company from October 2025 to February 2026 and Vice President, General Counsel and Corporate Secretary from September 2024 to October 2025. Served at ICL Americas LLC, a subsidiary of ICL Group Ltd., as Vice President, General Counsel and Secretary - ICL Americas from December 2019 to August 2024 and as General Counsel and Secretary - ICL Americas from May 2018 to December 2019. Served at Bunge North America, a subsidiary of Bunge Limited, as Senior Counsel – Bunge North America from April 2010 to May 2018 and as Corporate Counsel – Bunge North America from November 2004 to March 2010.

ITEM 1A.  RISK FACTORS

Our business is subject to certain risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements. The following discussion identifies those risks which we consider to be material. The following discussion of risks is not all inclusive. Additional risks not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, or results of operations.

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

We operate in highly competitive markets, and our success depends on our continued ability to offer our customers and consumers appealing, high-quality products. Customer and consumer preferences and purchases may shift due to a host of factors, many of which are difficult to predict, including:
•demographic and social trends;
•economic conditions;
•product innovations;
•public health policies and initiatives (including dietary guidelines and labeling requirements regarding alcohol consumption) and concerns or regulations related to product safety or quality;
•health and wellness trends (including the use of GLP-1 drugs);
•changes in government regulation and taxation of beverage alcohol products;
•the expansion, legalization, and increased acceptance or use of cannabis; and
•changes in travel, leisure, dining, gifting, entertaining, and beverage consumption trends.

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

The markets for our products are very competitive. Our principal competitors in these markets have substantial financial, marketing, and other resources, and several are much larger enterprises than us. Many of our current and potential competitors have larger customer bases, greater name recognition, and broader product offerings. Competition is based on such factors as product innovation, product characteristics, product taste and quality, pricing, color, as well as name and brand image. In recent years, the industries in which we compete have continued to experience consolidation. Industry consolidation can have varying degrees of impact, including the creation of new and larger competitors. In addition, retail industry consolidation has led to increased retailer purchasing power, and larger retailers can often seek to improve their profitability and sales by asking for lower prices or increased trade spending. If the purchasing power of these large retailers continues to increase, it could negatively affect our financial results. We are dependent on being able to generate sales and other operating income in excess of the costs of products sold in order to obtain margins, profits, and cash flows to meet or exceed our targeted financial performance measures.

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

Unfavorable economic conditions could negatively affect our business and financial results.

A deterioration in economic conditions, including economic slowdowns or recessions, increased unemployment levels, inflationary pressures, or disruptions to credit and capital markets could lead to decreased consumer confidence and consumer spending, thus reducing consumer demand for our products, making our Distilling Solutions or Ingredient Solutions products too expensive for use in consumer goods, and reducing proceeds from used barrels sales, which could adversely impact our business, financial condition, or results of operations. Unfavorable economic conditions could also cause governments to increase taxes on beverage alcohol to attempt to raise revenue, reducing consumers’ willingness to make discretionary purchases of beverage alcohol products or purchase our higher-margin premium products.

Unfavorable economic conditions could also adversely affect our customers, distributors, retailers, and suppliers, who could experience cash flow challenges, more costly or unavailable financing, credit defaults, and other financial hardships, which have occurred in the past. These financial hardships have led to, and could in the future lead to, consumer, distributor, retailer, or supplier inventory destocking, increases in our bad debt expense, increases in the level of unsecured credit that we provide to customers, customer contract non-performance, or raw material supply disruptions. Other negative consequences to our business from unfavorable economic conditions could include higher interest rates, an increase in inflation rates, deflation, exchange rate fluctuations, or credit or capital market instability.

Damage to our reputation, or that of any of our key customers or their products, could affect our business performance.

The success of our products depends in part upon the positive image that consumers have of our brands and products, the consumer goods that use our products, and the raw materials and finished goods that we use to produce our products. Product contamination, whether arising accidentally or through deliberate action, or other events that harm the integrity or consumer support for our or our customers’ products could affect the demand for our or our customers’ products.

Unfavorable media, whether accurate or not, related to us or our industry, products, brands, customers, customers’ products, marketing, personnel, operations, business performance, or prospects could negatively affect our reputation, stock price, ability to attract and retain high-quality talent, and the performance of our business. Negative publicity or commentary on social media outlets, whether accurate or not, could cause consumers to react rapidly by avoiding our products or by choosing products offered by our competitors, which could have a material adverse effect on our business, financial condition, or results of operations. If our environmental, social, and governance (“ESG”), sustainability, or other positions or practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, stock price, ability to attract and retain high-quality talent, and the performance of our business may be negatively affected. Similarly, stakeholders and others who disagree with our ESG, sustainability, or other actions, positions, or statements may speak negatively or advocate against us, which could have a material adverse effect on our business, financial condition, or results of operations.

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

We could also be adversely affected if we are not successful in developing new brands or products as a result of new brand or product introductions by our competitors. For example, consumer goods companies have diversified their product offerings, including traditional beer and soft drink companies entering into the alcoholic ready-to-drink market and beer and spirits companies entering into the cannabis market – expanding the potential for competition to adversely impact us from various sectors of the consumer goods industry. In addition, some of our competitors may have greater financial and other resources than we do, making them better positioned to pursue new investment opportunities.

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

We are required by law in the U.S. to use state-licensed distributors or, in 17 states known as “control states,” state-owned agencies performing this function, to distribute our branded spirits to retail outlets, including liquor stores, bars, restaurants, and national chains. We have established relationships for our branded spirits with a limited number of distributors, and one distributor represented approximately 16 percent of our consolidated net sales for 2025. Failure to maintain those relationships could significantly and adversely affect our business, sales, and growth.

The ultimate success of our branded spirits depends in large part on our distributors’ ability and desire to distribute and actively promote our branded spirits to our desired U.S. target markets, as we rely significantly on them for product placement and retail store penetration. All of our distributors also distribute brands and product lines that compete with our products for shelf space, promotional displays, and consumer purchases. We cannot provide assurances that our U.S. distributors will continue to purchase our branded spirits, resell them at our desired or targeted prices, commit sufficient time and resources to promote and market our brands and product lines, or that they can or will sell them to our desired or targeted markets. If they do not, our sales will be harmed, which could have a material adverse effect on our business, financial condition, or results of operations.

We have changed distribution partners in the past and may do so again in the future. Changes to our distribution partners have resulted, and could result in the future, in temporary or longer-term sales disruptions, business disruptions, and higher costs. In addition, disruption of our distribution network or fluctuations in our product inventory levels at distributors, wholesalers, or retailers could negatively affect our business, financial condition, or results of operations.

Our focus on higher margin specialty ingredients may make us more reliant on fewer, more profitable customer relationships.

Our Ingredient Solutions business sells specialty proteins and starches to targeted consumer packaged goods and distributor customers, which may make our Ingredient Solutions segment reliant on these customer relationships. In addition, our business, financial condition, or results of operations could be materially adversely affected if our Ingredient Solutions customers were to reduce their new product development (“NPD”) activities or cease using our products in their NPD efforts.

OPERATIONAL RISKS

An interruption of operations or a catastrophic event at our facilities could negatively affect our business.

Although we maintain insurance coverage for various property damage and loss events, including business interruption insurance, an interruption in or loss of operations at any of our production facilities could reduce or postpone production of our products, which could have a material adverse effect on our business, results of operations, or financial condition. In the past, we have experienced short term interruptions of operations at some of our production facilities due to industrial accidents, equipment failures, and other causes. Any future accidents, equipment failures, or catastrophic events could result in an extended interruption or reduction of production at our facilities, which could lead to delays or disruptions in shipments and sales and costs or financial losses that are either not insured against or not fully covered through our insurance.

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

We also store a substantial amount of our own inventory of aged or aging bourbon, rye, and other whiskeys at our warehouses and at other facilities, including facilities owned by third-parties. If a catastrophic event were to occur at any of these locations, our business, financial condition, or results of operations could be adversely affected. The loss of a significant amount of our aged or aging inventory at these facilities through fire, natural disaster, or otherwise could result in a reduction in supply of the affected products, could affect the long-term performance of any affected products, and could have a material impact on our business. To the extent that our products rely on unique or proprietary attributes, processes, or techniques, replacing production lost as a result of a catastrophic event by purchasing from outside suppliers would be difficult.

We have made significant investment in the aging of barreled distillate. Decisions concerning the quantity of maturing stock of our aged distillate could materially affect our future profitability.

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

Any capital project we undertake involves risks, including cost overruns, delays and performance uncertainties, regulatory risks (including our ability to timely obtain necessary approvals and permits), and the risk of potential changes in laws and regulations (including zoning and environmental requirements). The expected benefits from any of our capital and other projects have not been and may not be realized. For example, we may not realize the expected benefits from the mini fuel plant that was constructed at our Atchison, Kansas location or from the ultimate disposal of the distillery assets from our distillery in Atchison, Kansas (the “Atchison Distillery”) that we closed in December 2023. In addition, we may not be successful in our efforts to reduce waste starch stream disposal costs and improve the overall reliability of our Ingredients Solutions operations. Our capital projects may also result in other unanticipated events or unintended consequences, such as the diversion of management’s attention from other matters or disruptions to our ongoing operations.

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

We have third-party supply agreements for our grain supply (primarily corn) and wheat flour. Additionally, we procure barrels, glass bottles, containers (including glass, plastic, and aluminum), closures, labels, cartons, and other products from third-party vendors. If any of our key suppliers encounters an operational or financial issue, is no longer able to meet our timing, quality, or capacity requirements, ceases doing business with us, or significantly raises prices, and we are not able to promptly develop alternative cost-effective sources of supply or production, it could lead to an interruption in supply to us and higher prices than those we have negotiated or than are available in the market at the time, and in turn, have a material adverse effect on our business, financial condition, or results of operations.

Work disruptions or stoppages by our unionized workforce could cause interruptions in our operations.

As of December 31, 2025, approximately 197 of our 617 employees were members of a union. Although our relations with our three unions are stable, our failure to renew our collective bargaining agreements on reasonable terms could result in labor disruptions and increased labor costs, which could adversely affect our financial performance. In addition, there is no assurance that we will not experience work disruptions or stoppages in the future, which could interrupt our operations, adversely affect our relationships with our customers, and could have a material adverse effect on our business, financial condition, or results of operations.

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

Water is the main ingredient in substantially all of our distillery products, is necessary for the production of our other products, and is a limited resource. As demand for water continues to increase, water becomes more scarce and the quality of available water deteriorates, we may be affected by increasing production costs or capacity constraints, which could have a material adverse effect on our business, financial condition, or results of operations.

LEGAL, REGULATORY, AND COMPLIANCE RISKS

We are subject to extensive regulation and taxation, as well as compliance with existing or future laws and regulations, which may require us to incur substantial expenditures.

We are subject to a broad range of federal, state, local, and foreign laws and regulations, and we are subject to regulation by various U.S. federal agencies, including the TTB, OSHA, the FDA, and the EPA, by various U.S. state and local authorities, and by various foreign authorities. We are also required to conduct business only with holders of licenses to import, warehouse, transport, distribute, and sell beverage alcohol products. We cannot assure you that the laws and regulations applicable to us will not change or become more stringent. These laws and regulations cover virtually every aspect of our operations, including production and storage/warehouse facilities, distillation, maturation requirements, importing ingredients, importing and exporting our products, distribution of beverage alcohol products, marketing, pricing, labeling, packaging, advertising, data privacy, taxation, trade practices, water usage, wastewater discharge, disposal of hazardous wastes and emissions, air emissions and quality, and other matters.

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

Changes in laws, regulatory measures, governmental policies, guidelines, initiatives, or the manner in which current ones are interpreted or applied, could cause us to incur material additional costs or liabilities and jeopardize the growth of our business. Specifically, we could be required to incur significant additional costs or capital expenditures, increase our operating expenses, or change the manner in which we conduct our business in response to new environmental, food, health, or safety related laws and regulations. In addition, governments have in the past and may in the future prohibit, impose, or increase limitations on advertising and promotional activities or times or locations where beverage alcohol may be sold or consumed, or adopt other measures that could limit our opportunities to reach consumers or sell our products. Certain countries historically have banned all television, newspaper, magazine, and digital commerce/advertising for beverage alcohol products. Increases in regulation of this nature could substantially reduce consumer awareness of our products in the affected markets and make the introduction of new products more challenging. Governmental agencies may issue dietary guidelines that recommend reduced alcohol consumption, which could impact consumer behavior. These matters may have a material adverse effect on our business, financial condition, or results of operations.

Tariffs imposed by the U.S. and other countries, as well as rapidly changing trade relations, could negatively impact our customers and have a material adverse effect on our business and results of operations.

Changes or proposed changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, new trade agreements, economic sanctions, new, expanded or retaliatory tariffs, or other retaliatory actions against certain countries or covering certain products or ingredients (including recent U.S. tariffs imposed or threatened to be imposed on imports from other countries and any retaliatory actions taken by these countries). For example, in March 2025, several Canadian provinces removed all U.S.-produced beverage alcohol from store shelves in response to the U.S. announcing a tariff on goods imported from Canada. Any new trade agreements, economic sanctions, or new, expanded or retaliatory tariffs or other retaliatory actions, particularly any retaliatory tariffs or other retaliatory actions related to products imported to the U.S. from Mexico or Northern Ireland, could result in an increase in the price of our and our customer’s products, could increase the costs of finished goods and raw materials (including finished goods produced through our joint venture operations in Mexico and our Northern Ireland operations as well as raw materials we procure from outside the U.S.), could prompt consumers to seek alternative products, could result in a supply imbalance in the U.S. if we and our competitors have reduced sales in other countries, and could potentially impact our business, financial condition, or results of operations.

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

Various jurisdictions have adopted or may seek to adopt significant additional product labeling or warning requirements or limitations on the availability of our products relating to the content or perceived adverse health consequences of some of our products. Several of these labeling regulations or laws require warnings on any product with substances that the jurisdiction lists as potentially associated with cancer or birth defects and heightened requirements could be imposed. If additional or more severe requirements of this type are imposed on one or more of our major products under current or future health, environmental, or other laws or regulations, they could inhibit sales of such products. Further, we cannot predict whether our products will become subject to increased rules and regulations, which, if enacted, could increase our costs or adversely impact sales. For example, advocacy groups in Australia, Canada, and the United Kingdom have called for the consideration of requiring the sale of alcohol in plain packaging with more comprehensive health warnings and have launched additional health-related campaigns in an effort to change drinking habits in those countries. This could result in additional governmental regulations concerning the production, marketing, labeling, or availability of our products, any of which could damage our reputation, make our brands unrecognizable, or reduce demand of our products, which could adversely affect our profitability.

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

The defense of these actions is time consuming and expensive and may subject us to damages, penalties, or fines as well as reputational damage to our business. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigations or legal proceedings could result in liability that, to the extent not covered by our insurance, could have a material adverse effect on our business, financial condition, and results of operations. See also Part I, Item 3―Legal Proceedings and Part II, Item 8, Note 11, Commitments and Contingencies, to our Consolidated Financial Statements.

RISKS RELATED TO OUR CAPITAL STRUCTURE

Common Stockholders have limited rights under our Articles of Incorporation.

Under our Articles of Incorporation, (i) holders of our preferred stock, par value $10.00 per share (“Preferred Stock”), are entitled to elect five of our nine directors and (ii) only holders of our Preferred Stock are entitled to vote with respect to a merger, dissolution, lease, exchange, or sale of substantially all of our assets, or on an amendment to the Articles of Incorporation, unless such action would increase or decrease the authorized shares or par value of the Common Stock or Preferred Stock, or change the powers, preferences or special rights of the Common or Preferred Stock so as to affect the holders of Common Stock adversely. Generally, our Common Stock and Preferred Stock vote as separate classes on all other matters requiring stockholder approval.

As of December 31, 2025, the majority of the outstanding shares of our Preferred Stock is beneficially owned by one individual, who is effectively in control of the election of five of our nine directors under our Articles of Incorporation. Furthermore, a group of stockholders beneficially owning approximately 20 percent of our Common Stock as of December 31, 2025 (excluding shares controlled by certain other stockholders) have a right to nominate up to two of the four directors to be elected by our Common Stockholders pursuant to a shareholders’ agreement, provided they continue to hold a certain amount of our Common Stock, and two other individuals who beneficially own approximately 9 percent of our Common Stock as of December 31, 2025 have agreed to vote in favor of those nominees with respect to any shares of Common Stock over which they have sole voting control.

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

The concentrated control of our stock and rights of Preferred Stockholders under our Articles of Incorporation could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely these factors could result in the consummation of such a transaction that our other stockholders do not support. The concentrated control of our stock and rights of Preferred Stockholders could also discourage a potential investor from acquiring our Common Stock due to the limited voting power of such stock relative to the Preferred Stock and could have an adverse effect on the market price of our Common Stock. In addition, the sale or prospect of a sale of a substantial number of shares by our principal stockholders could have an adverse effect on the market price of our Common Stock.

We have various mechanisms in place to discourage takeover attempts, which may reduce or eliminate stockholders’ ability to sell their shares for a premium in a change of control transaction. In addition, we could issue additional shares of Common Stock, which could adversely impact the market price of our Common Stock.

Various provisions of our Articles of Incorporation and bylaws and of Kansas corporate law may discourage, delay, or prevent a change in control or takeover attempt of our Company by a third-party which our management and Board of Directors opposes. Stockholders who might desire to participate in such a transaction may not have the opportunity to do so. These antitakeover provisions could substantially impede the ability of stockholders to benefit from a change of control or change in our management and Board of Directors. These provisions include:
•the rights of holders of our Preferred Stock under our Articles of Incorporation (see Common Stockholders have limited rights under our Articles of Incorporation);
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

Our Board of Directors is authorized to issue additional shares of Common Stock and may issue the available authorized shares without notice to, or further action by, our stockholders, unless stockholder approval is required by law or Nasdaq Global Select Market rules. The issuance of additional shares of Common Stock or preferred stock may significantly dilute the equity ownership of our current stockholders and could have an adverse effect on the market price of our Common Stock.

GENERAL RISKS

Higher costs or unavailability of raw materials, product ingredients, energy resources, or labor could adversely affect our financial results.

Our ability to make and sell our products depends upon the availability of raw materials and energy resources. Prices and supply of all products are subject to market forces, such as inflation, weather, changes in domestic and global demand and supply, and global political and economic issues.

Higher costs or insufficient availability of suitable grain, agave, water, wood, glass, plastics, closures, and other input materials, or higher associated labor costs or insufficient availability of labor, could have a material adverse effect on our business, financial condition, or results of operations. Similarly, when energy costs rise, our transportation, freight, and other operating costs, such as distilling and bottling expenses, also may increase. Our freight cost and the timely delivery of our products could be adversely affected by a number of factors that could reduce the profitability of our operations, including driver or equipment shortages, higher fuel costs, weather conditions, traffic congestion, shipment container availability, rail shutdown, increased government regulation, and other matters.

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

We rely on IT systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software, and technical applications and platforms, some of which are managed and hosted by third-party vendors, to assist us in the management of our business. The various uses of these IT systems, networks, and services include hosting our internal network and communication systems; enterprise resource planning; processing transactions; summarizing and reporting results of operations; business planning and financial information; complying with regulatory, legal, and tax requirements; providing and managing data security; and handling other processes necessary to manage our business. We have previously experienced, and is expected to continue to be exposed to, failures of our IT systems and those of our third-party vendors due to various causes, including those caused by natural disasters, power outages, computer and telecommunications failures, viruses, phishing attempts, cyber-attacks, malware and ransomware attacks, security breaches, failures in maintenance or development of new IT systems, and errors by employees or vendors.

We have technology and processes in place designed to detect and respond to such failures and disruptions; however, because of the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems, and because of the unpredictable nature of other potential threats such as natural disasters, our detection and response measures may be ineffective or inadequate. In addition, increased IT security threats and more sophisticated cyber-crime (including through the use of existing and emerging technologies, such as artificial intelligence (“AI”)) pose a potential risk to the security of our IT systems, networks, and services, as well as the confidentiality, availability, and integrity of our data. This could lead to outside parties having access to our confidential data, strategic information, or information regarding our employees, suppliers, or customers. Ransomware attacks or other cybersecurity breaches have occurred, either internally or at our third-party technology service providers, and have caused and may in the future cause us to be prevented from accessing our data, resulting in interruptions or delays in our business, and causing us to incur remediation costs or requiring us to pay ransom to a hacker which takes over our systems, or damage our reputation. Although we maintain insurance coverage for various cybersecurity risks, we may incur costs or financial losses that are either not insured against or not fully covered through our insurance.

All of these potential failures or disruptions of our data security systems or our IT systems could have a material adverse impact on our business, financial condition, or results of operations. If the IT systems, networks, or service providers we rely upon fail to function properly, we may suffer disruptions to operations, including order processing, invoicing, and production and distribution of our products, as well as reputational, competitive, or business harm, all of which may have a material adverse effect on our business, financial condition, or results of operations. If our critical IT systems or back-up systems or those of our third-party vendors were damaged or ceased to function properly, we might have to make a significant investment to repair or replace them. In addition, these events could result in unauthorized disclosure of confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our employees, customers, or suppliers. Additionally, we could be exposed to potential liability, litigation, governmental inquiries, investigations, or regulatory enforcement actions and we could be subject to the payment of fines or other penalties, ransoms, legal claims by our suppliers, customers, or employees, and significant remediation costs.

We may not be able to successfully implement our strategies.

Our success depends, to a significant extent, on successful implementation of our strategies. We cannot provide assurances that we will be able to successfully implement our strategies or, if successfully implemented, we will be able to realize the expected benefits of our strategies.

Part of our strategic business plan is to grow our business through acquisitions, and we continue to evaluate opportunities to acquire or invest in businesses or brands to expand our portfolio. However, we may not be able to identify acceptable acquisition or investment opportunities at acceptable prices and terms, and we may not have available capital to complete an acquisition or investment opportunity. Acquisitions and investments involve risks and uncertainties, including paying more than a brand or business is ultimately determined to be worth, exposure to unknown liabilities, business disruption, and management distraction. We have encountered, and may in the future encounter, challenges in successfully integrating any acquired businesses or brands, which could result in an inability to achieve anticipated synergies; the loss of key employees, customers, or vendors of acquired businesses; and challenges in extending our controls, policies, and procedures (including internal controls over financial reporting, disclosure controls, and cybersecurity, food safety, food quality, and occupational safety policies and procedures) to acquired businesses or brands. If the financial performance of our business, as supplemented by any acquired businesses or brands, does not meet our expectations, it may make it more difficult for us to service our debt obligations and our financial results may not meet market expectations or otherwise be adversely affected.

From time to time, we also consider disposing of assets or businesses that may no longer meet our financial or strategic objectives. In selling assets or businesses, we may not get prices or terms as favorable as we anticipated. We could also encounter difficulty in finding buyers on acceptable terms in a timely manner, which could delay accomplishment of our strategic objectives. We also may not achieve expected cost savings from any dispositions, and any disposition may temporarily disrupt our other business operations and divert management attention. Any of these outcomes could negatively affect our financial results.

Acquisitions, investments, and dispositions could also have a significant effect on our financial position and could cause substantial fluctuations in our operating results.

As part our strategic business plan, we are also seeking to improve productivity and achieve cost savings through a wide range of initiatives and restructuring actions. Some of the actions we may take in pursuing these opportunities may become a distraction for our employees, disrupt business operations, and may cause deterioration in employee morale, which may make it more difficult for us to retain or attract qualified employees. We also may not achieve the anticipated savings or efficiencies from our cost savings and productivity initiatives. The failure to implement our cost savings and productivity initiatives in accordance with our expectations could have a negative effect on our business, financial condition, or results of operations.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

Our revolving credit facility bears interest at variable rates. Any increase in interest rates would increase the cost of servicing our variable rate debt and could materially reduce our profitability and cash flows. In addition, higher interest rates could increase the future cost to refinance our convertible notes or the cost of financing any future acquisitions. Assuming our revolving credit facility was fully drawn up to the current $500 million maximum principal commitment, for each 1% increase in Secured Overnight Financing Rate (“SOFR”) would result in a $5.0 million increase in annual interest expense under the revolving credit facility.

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

We may be required to recognize impairment charges that could negatively affect our financial results.

We have a significant amount of intangible assets, such as goodwill and trade names, and may acquire more intangible assets in the future. We assess our noncurrent assets, including trade names, goodwill and other intangible assets, equity method investments and other long-lived assets, as and when required by U.S. Generally Accepted Accounting Principles (“GAAP”) to determine whether they are impaired and, if they are, we record appropriate impairment charges. We have recorded in the past, and we may be required to record in the future, significant impairment charges related to our intangible assets, which could have a material adverse effect on our business, financial condition, or results of operations. For example, in the fourth quarter 2024 and 2025, we recorded impairment charges related to our Branded Spirits reporting unit.

Our global business is subject to commercial, political, and financial risks.

Our products are sold in more than 45 countries; accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. In addition, we are subject to potential business disruption caused by military conflicts; the results of elections; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the U.S.; and health pandemics. If shipments of our products to international markets were to experience significant disruption, it could have a material adverse effect on our financial results. We are also subject to financial risks and our business has been, and could in the future also be, negatively impacted by unfavorable economic conditions, including inflation, deflation, exchange rate fluctuations, and credit or capital market instability. See also —Tariffs imposed by the U.S. and other countries, as well as rapidly changing trade relations, could negatively impact our customers and have a material adverse effect on our business and results of operations.

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

Furthermore, our facilities and those of our customers and suppliers could be required to comply with new regulations imposed by state and local governments in response to such an outbreak, which could cause an increase in the cost, or delay or reduce the volume, of products produced at our facilities or those of our suppliers. A pandemic or other widespread health crisis could disrupt or negatively impact credit markets, which could adversely affect the availability and cost of capital, which could limit our ability to fund our operations and satisfy our obligations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY
Risk Management and Strategy. We have a multi-pronged approach to assess, identify, and manage material risks from cybersecurity threats that is aligned with the National Institute of Standards and Technology framework. This approach includes system testing and patching, continuous monitoring, end-user training and awareness, multi-layered security, redundancy mechanisms, encryption, and internal audits and assessments. Assessment of cybersecurity risk is part of our overall enterprise risk management (“ERM”) process, which is reviewed by our Board of Directors as well as the Audit Committee of our Board of Directors and includes identification of strategies to manage our cybersecurity risks.

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

We rely on various third-party service providers and a cybersecurity incident at any of our third-party service providers could materially adversely impact us. We evaluate third-party service providers from a cybersecurity risk perspective using a range of measures, including information security and cybersecurity due diligence assessments, ongoing monitoring and evaluation of our providers, examination of available System and Organization Controls attestation reports, and inclusion security and privacy contractual provisions in our agreements with our providers. However, we rely on our third-party service providers to implement security programs commensurate with their risk, and we cannot ensure that their efforts will be successful.

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

Governance. Our Board of Directors and the Audit Committee of our Board of Directors is responsible for overseeing risk assessments and risk management, including cybersecurity risks. Our IT team is responsible for assessing and managing our risks from cybersecurity threats. Our IT team is led by our Vice President of Information Technology and Security, who reports to our Chief Financial Officer. Our Vice President of Information Technology and Security provides updates on cybersecurity threats and risks to the Audit Committee of our Board of Directors throughout the year. In addition, our Board of Directors reviewed cybersecurity risks and mitigation strategies in 2025 as part of their oversight of our enterprise risk management process.

Our Vice President of Information Technology and Security has over 25 years of experience in IT and has held a variety of IT roles across multiple business lines within the financial services, aviation, and hospitality industries. He received both his bachelor’s and master’s degrees in information management and holds a Certified Information Systems Security Professional (“CISSP”) certification.

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

ITEM 2.  PROPERTIES

As of February 25, 2026, our material properties include:

Location		Principal Activities	Segment
United States:
Atchison, Kansas		Wheat flour processing, warehousing, research and quality control laboratories, office space, and a technical innovation center	Ingredient Solutions and Corporate
Leawood, Kansas	(a)	Office space	Corporate
Lawrenceburg and Greendale, Indiana		Distillery, warehousing, tank farm, quality control laboratory, and research and development	Branded Spirits and Distilling Solutions
Sunman, Indiana		Warehousing facility	Distilling Solutions
Williamstown, Kentucky		Warehousing facility	Distilling Solutions
Springfield, Kentucky	(a)	Warehousing facilities	Distilling Solutions
Lebanon, Kentucky		Distillery, office space, and retail location	Branded Spirits
Bardstown, Kentucky		Distillery, office space, retail location, and warehousing facilities	Branded Spirits and Distilling Solutions
St. Louis, Missouri		Bottling facility, warehousing facility, office space(a), and fulfillment center(a)	Branded Spirits and Corporate
Cleveland, Ohio		Bottling facility and office space	Branded Spirits
International:
Arandas, Mexico	(b)	Distillery, office space, and agave farm	Branded Spirits
Londonderry, Northern Ireland		Bottling and blending facility and office space	Branded Spirits
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
In accordance with GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These liabilities are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case or proceeding.
ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the Nasdaq Global Select Market under the ticker symbol MGPI.  As of February 20, 2026, there were approximately 265 holders of record of our Common Stock. According to reports received from Nasdaq, the average daily trading volume of our Common Stock (excluding block trades) ranged from 100,600 to 2,802,200 shares during the year ended December 31, 2025.

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total return of our Common Stock for the five-year period ended December 31, 2025, against the cumulative total return of the S&P 500 Stock Index (broad market comparison), Russell 3000 (broad market comparison), and Russell 2000 - Consumer Staples (line of business comparison). The graph assumes $100 (one hundred dollars) was invested on December 31, 2020, and that all dividends were reinvested.

Comparison of Five-Year Cumulative Total Shareholder Return
250
200
150
100
50
0
Index Value
2020
2021
2022
2023
2024
2025
Period Ending
MGPI
S&P 500
Russell 3000
Russell 2000 - Consumer Staples

PURCHASES OF EQUITY SECURITIES BY ISSUER

Share repurchase activity during the quarter ended December 31, 2025 was as follows:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
October 1, 2025 through October 31, 2025	—	$—	—	$53,412
November 1, 2025 through November 30, 2025	—	—	—	53,412
December 1, 2025 through December 31, 2025	—	—	—	53,412
Total	—		—

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

ITEM 6. [Reserved]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report may contain forward-looking statements as well as historical information.  All statements, other than statements of historical facts, regarding the prospects of our industries and our prospects, plans, financial position, mission, and strategy may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation statements about our sources of cash being adequate; our ability to support our liquidity and operating needs through cash generated from operations and borrowings; and our capital expenditures.  Forward-looking statements are usually identified by or are associated with such words as “intend,” “plan,” “believe,” “estimate,” “expect,” “anticipate,” “project,” “forecast,” “hopeful,” “should,” “may,” “will,” “could,” “encouraged,” “opportunities,” “potential,” and similar terminology.  These forward-looking statements reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, our performance, our financial results, and our financial condition and are not guarantees of future performance.

All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially. For information on these risks and uncertainties and other factors that could affect the Company’s business, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and our other filings with the Securities and Exchange Commission (the “SEC”). Forward-looking statements in this Report are made as of the date of this Report, and we undertake no obligation to update any forward-looking statements or information made in this Report, except as required by law.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations is designed to provide a reader of MGP’s consolidated financial statements with a narrative from the perspective of management. MGP’s MD&A is presented in the following sections:

•Overview
•Results of Operations
•Branded Spirits Segment
•Distilling Solutions Segment
•Ingredient Solutions Segment
•Cash Flow, Financial Condition and Liquidity
•Critical Accounting Estimates
•New Accounting Pronouncements

OVERVIEW

MGP is a leading producer of branded and distilled spirits as well as food ingredient solutions. We have an extensive award-winning global portfolio of branded spirits, which we produce through our distilleries and bottling facilities and sell to distributors. Our branded spirits products account for a range of price points from value products through premium plus brands. Distilled spirits include premium bourbon, rye, and other whiskeys (“brown goods”) and grain neutral spirits (“GNS”), including vodka and gin. Our distilled spirits are either sold directly or indirectly to manufacturers of other branded spirits. Our protein and starch food ingredients serve a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. Our ingredient products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries.

Our strategic plan is designed to leverage our history and strengths as well as the positive macro trends we see in the industries in which we compete, while providing better insulation from outside factors, including swings in commodity pricing.

Branded Spirits Segment

Our Branded Spirits segment mission is to align our product offering and enhance focus on growing spirits categories and price tiers. The favorable macro industry trends we anticipate will benefit our business in the long-term include growth in high-end whiskey and tequila brands as well as long-term growth in the U.S. across all spirit categories in the premium plus price tier. Our Branded Spirits segment is also subject to unfavorable macro industry trends, which include inflation, tariffs, inflation and interest rate impacts on consumers, increased competition as consumer packaged good companies seek to capitalize on consumer trends, as well as changes in consumer consumption patterns. Our strategy for the Branded Spirits segment is to focus on the right brands at the right price points in the right spirits categories to maximize our profits. Additionally, our strategy is to focus on scaling high-growth premium brands, focus on our channel and customer strategy, build scalable growth through regional execution, and continue to invest in our people. Branded Spirits segment sales for 2025 decreased 3 percent over the prior year.

Distilling Solutions Segment

Our Distilling Solutions segment mission is to cultivate lasting partnerships with customers across all product categories by leveraging our technical distilling expertise, strong sales and operating platform, aging whiskey inventory, and unique project development skills. Our Distilling Solutions segment is subject to unfavorable macro industry trends, which include increased competition as industry participants seek to capitalize on consumer trends, inflation and interest rate impacts on customers, overall American whiskey supply and consumer consumption patterns, as well as increased commodity prices. Additionally, the industry has been impacted by unfavorable industry trends resulting in a number of distilleries reducing production or shutting down operations. Our strategy for the Distilling Solutions segment is to further develop our existing customer relationships, capitalize on new customer opportunities, grow in the private label category, maximize the value of our aged inventory by partnering with customers whose business models uniquely benefit from its attributes, optimize our digital interface to enhance the customer experience, and enhance awareness of MGP as a global partner to branded spirits suppliers.

We continue to focus on utilizing our capabilities and product offerings to attract and develop customer relationships for our brown goods. During 2025, the industry continued to experience a softening of American whiskey category trends as well as elevated industry-wide barrel whiskey inventories, which resulted in the inability of some customers to honor their contracts with us and a number of our large customers to pause their whiskey purchases after completing their existing contracts. We expect these trends to continue. Distilling Solutions segment sales for 2025 decreased 45 percent over the prior year.

Ingredient Solutions Segment

Our Ingredient Solutions segment mission is to remain a strategic business partner in specialty ingredients providing premium dietary fiber and plant protein supporting health and wellness brands. The favorable macro industry trends we anticipate will benefit our business include increasing consumer focus on high fiber and lower net carbs, high protein, plant-based protein, and non-GMO products. We continue to provide customer solutions, taking advantage of our position within growing consumer trends. Our strategy for the Ingredient Solutions segment is to focus on enhancing our operational reliability, expand and optimize our dietary fiber, plant proteins, and clean label starches; expand our extruded products platform; and continue to innovate and expand opportunities through research and development. Ingredient Solutions segment sales for 2025 decreased 7 percent over the prior year.

RESULTS OF OPERATIONS

Consolidated results

The table below details the consolidated results for 2025, 2024 and 2023:

	Year Ended December 31,			% Increase (Decrease)
	2025	2024	2023	2025 v. 2024		2024 v. 2023
Sales	$536,375	$703,625	$836,523	(24)%		(16)%
Cost of sales	336,966	417,308	531,811	(19)		(22)
Gross profit	199,409	286,317	304,712	(30)		(6)
Gross margin %	37.2%	40.7%	36.4%	(3.5)	pp(a)	4.3	pp(a)
Advertising and promotion expenses	31,083	40,508	38,213	(23)		6
SG&A expenses	84,819	81,391	91,395	4		(11)
Impairment of long-lived assets and other	—	137	19,391	N/A		(99)
Goodwill and indefinite-lived intangible asset impairment	152,622	73,755	—	107		N/A
Change in fair value of contingent consideration	25,500	16,100	7,100	58		127
Operating income (loss)	(94,615)	74,426	148,613	(227)		(50)
Operating margin %	(17.6)%	10.6%	17.8%	(28.2)	pp	(7.2)	pp
Interest expense, net	(7,044)	(8,439)	(6,647)	(17)		27
Other income (expense), net	1,309	2,455	(220)	(47)		(1,216)
Income (loss) before income taxes	(100,350)	68,442	141,746	(247)		(52)
Income tax expense	7,482	33,977	34,616	(78)		(2)
Effective tax expense rate %	(7.5)%	49.6%	24.4%	(57.1)	pp	25.2	pp
Net income (loss)	$(107,832)	$34,465	$107,130	(413)%		(68)%
Net income (loss) margin %	(20.1)%	4.9%	12.8%	(25.0)	pp	(7.9)	pp

Basic EPS	$(4.99)	$1.56	$4.82	(420)%		(68)%
Diluted EPS	$(4.99)	$1.56	$4.80	(420)%		(68)%
(a) Percentage points (“pp”).

Sales

2025 to 2024 - Sales for 2025 were $536,375, a decrease of 24 percent compared to 2024, which was the result of decreased sales in each segment. Distilling Solutions segment sales decreased 45 percent, primarily due to decreased sales of brown goods. Ingredient Solutions segment sales decreased 7 percent, primarily due to decreased sales of specialty wheat starches. Branded Spirits segment sales decreased 3 percent, primarily due to decreased sales of brands within the value and mid price tiers.

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

Gross profit

2025 to 2024 - Gross profit for 2025 was $199,409, a decrease of 30 percent compared to 2024. The decrease was driven by decreased gross profit in each segment. The Distilling Solutions segment gross profit decreased by $73,325, or 52 percent. The Ingredient Solutions segment gross profit decreased by $10,707, or 41 percent. The Branded Spirits segment gross profit decreased by $2,876, or 2 percent.

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

Advertising and promotion expenses

2025 to 2024 - Advertising and promotion expenses for 2025 were $31,083, a decrease of 23 percent compared to 2024. This decrease was primarily driven by the realignment of our advertising and promotion spend to brands in our Branded Spirits segment we believe to have the most attractive growth opportunities.

2024 to 2023 - Advertising and promotion expenses for 2024 were $40,508, an increase of 6 percent compared to 2023. This increase was primarily driven by increased advertising and promotion investment in the Branded Spirits segment, specifically in the premium plus price tiers.

SG&A expenses

2025 to 2024 - SG&A expenses for 2025 were $84,819, an increase of 4 percent compared to 2024. The increase in SG&A expenses was primarily driven by increased incentive compensation as compared to the prior year, which was partially offset by our cost savings initiative.

2024 to 2023 - SG&A expenses for 2024 were $81,391, a decrease of 11 percent compared to 2023. The decrease in SG&A expenses was primarily due to reduced incentive compensation expenses.

Operating income (loss)

	Operating income (loss)	% Increase (Decrease)
Operating income for 2023	$148,613
Decrease in gross profit - Ingredient Solutions segment(a)	(20,773)	(14)	pp(b)
Decrease in gross profit - Distilling Solutions segment(a)	(3,037)	(2)	pp
Increase in gross profit - Branded Spirits segment(a)	5,415	4	pp
Increase in advertising and promotion expenses	(2,295)	(2)	pp
Decrease in SG&A expenses	10,004	7	pp
Decrease in impairment of long-lived assets and other	19,254	13	pp
Goodwill impairment	(73,755)	(50)	pp
Change in fair value of contingent consideration	(9,000)	(6)	pp
Operating income for 2024	74,426	(50)%

Decrease in gross profit - Distilling Solutions segment(a)	(73,325)	(98)	pp(b)
Decrease in gross profit - Ingredient Solutions segment(a)	(10,707)	(14)	pp
Decrease in gross profit - Branded Spirits segment(a)	(2,876)	(4)	pp
Decrease in advertising and promotion expenses	9,425	13	pp
Increase in SG&A expenses	(3,428)	(5)	pp
Decrease in impairment of long-lived assets and other	137	—	pp
Change in goodwill and indefinite-lived intangible asset impairment	(78,867)	(106)	pp
Change in fair value of contingent consideration	(9,400)	(13)	pp
Operating loss for 2025	$(94,615)	(227)%
(a) See segment discussion.
(b) Percentage points (“pp”).

2025 to 2024 - Operating loss for 2025 was $94,615 which decreased from operating income of $74,426 for 2024, primarily due to the $152,622 goodwill and indefinite-lived intangible asset impairment related to the Branded Spirits segment recorded during fourth quarter 2025. Additionally, contributing to the operating loss was a decrease in gross profit in each segment, the change in fair value of the contingent consideration liability related to the acquisition of Penelope Bourbon LLC (“Penelope”), and the increase in SG&A expenses, as discussed above. These decreases were partially offset by the decrease in advertising and promotion expenses, as discussed above.

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

Income tax expense

2025 to 2024 - Income tax expense for 2025 was $7,482, for an effective tax rate for the year of (7.5) percent. Income tax expense for 2024 was $33,977, for an effective tax rate for the year of 49.6 percent. The 57.1 percentage point decrease was primarily due to the nondeductible impairment of goodwill.

2024 to 2023 - Income tax expense for 2024 was $33,977, for an effective tax rate for the year of 49.6 percent. Income tax expense for 2023 was $34,616, for an effective tax rate for the year of 24.4 percent. The 25.2 percentage point increase was primarily due to the nondeductible impairment of goodwill, partially offset by a decrease in valuation allowance.

Basic and diluted EPS

	EPS	% Increase (Decrease)
Basic EPS for 2023	$4.82
Change in operating income(a)	(2.53)	(52)	pp(b)
Change in interest expense(a)	(0.06)	(2)	pp
Change in other income (expense), net(a)	0.09	2	pp
Change in weighted average shares outstanding(c)	0.01	—	pp
Change in effective tax rate	(0.77)	(16)	pp
Basic and diluted EPS for 2024	$1.56	(68)%

	EPS	% Increase (Decrease)
Basic and diluted EPS for 2024	$1.56
Change in operating income(a)	(3.84)	(246)	pp(b)
Change in interest expense(a)	0.03	2	pp
Change in other income (expense), net(a)	(0.03)	(2)	pp
Change in weighted average shares outstanding(c)	(0.15)	(10)	pp
Change in income attributable to participating securities(c)	0.04	3	pp
Change in effective tax rate	(2.60)	(167)	pp
Basic and diluted EPS for 2025	$(4.99)	(420)%
(a)Items are net of tax based on the effective tax rate for each base year.
(b)Percentage points (“pp”).
(c)Weighted average shares outstanding change primarily related to the vesting of employee restricted stock units (“RSUs”), our withholding and purchase of vested RSUs from employees to pay withholding taxes, and the granting of Common Stock to directors. Additionally, during 2024, the weighted average shares outstanding were impacted by shares repurchased pursuant to the Company’s share repurchase program.

2025 to 2024 - Basic and diluted EPS was $(4.99) in 2025, compared to $1.56 in 2024. The change in basic and diluted EPS was primarily due to a decrease in operating income and change in the effective tax rate, both driven primarily by the nondeductible goodwill impairment, as well as decreased gross profit in each of the segments. Additionally, the decrease was related to the reduction in the weighted average shares outstanding during the period.

2024 to 2023 - Basic and diluted EPS was $1.56 in 2024, compared to $4.82 and $4.80, respectively in 2023. The change in basic and diluted EPS was primarily due to a decrease in operating income and increase in the effective tax rate, both driven primarily by the nondeductible goodwill impairment. Additionally, the decrease was related to an increase in interest expense. These decreases were partially offset by the change in other income (expense), net related to equity method investment income.

BRANDED SPIRITS SEGMENT

	BRANDED SPIRITS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/(Decrease)
	2025	2024	$ Change		% Change
Premium plus	$116,730	$110,991	$5,739		5%
Mid	59,486	63,454	(3,968)		(6)
Value	32,606	42,100	(9,494)		(23)
Other	24,119	24,271	(152)		(1)
Total Branded Spirits	$232,941	$240,816	$(7,875)		(3)%

	Change in Year-versus-Year Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Branded Spirits	(3)%	(2)%	(1)%

	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/(Decrease)
	2025	2024	Change		% Change
Gross profit	$115,320	$118,196	$(2,876)		(2)%
Gross margin %	49.5%	49.1%	0.4	pp(d)
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
(d) Percentage points (“pp”).

2025 compared to 2024

Total Branded Spirits sales for 2025 decreased by $7,875, or 3 percent, compared to 2024, due to lower sales volume and net price/mix within the value and mid price tiers, primarily in certain tequila, liqueur, and cordial brands. This decrease was partially offset by increased sales volume within the premium plus price tier, reflecting the continued momentum of the Penelope brand. The increase in sales volume within the premium plus price tier was partially offset by decreased net price/mix.
Gross profit decreased year versus year by $2,876, or 2 percent. Gross margin for 2025 increased to 49.5 percent compared to 49.1 percent for 2024. The decrease in gross profit was primarily driven by a decrease in sales volume and net price/mix within the value price tier, partially offset by increased premium plus sales volume. The increase in gross margin was primarily driven by increased sales in the premium plus price tier.

	BRANDED SPIRITS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/(Decrease)
	2024	2023	$ Change		% Change
Premium plus	$110,991	$105,465	$5,526		5%
Mid	63,454	75,676	(12,222)		(16)
Value	42,100	47,907	(5,807)		(12)
Other	24,271	24,885	(614)		(2)
Total Branded Spirits	$240,816	$253,933	$(13,117)		(5)%

	Change in Year-versus-Year Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Branded Spirits	(5)%	(7)%	2%

	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/(Decrease)
	2024	2023	Change		% Change
Gross profit	$118,196	$112,781	$5,415		5%
Gross margin %	49.1%	44.4%	4.7	pp(d)
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

DISTILLING SOLUTIONS SEGMENT

	DISTILLING SOLUTIONS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/(Decrease)
	2025	2024	$ Change		% Change
Brown goods	$128,450	$265,873	$(137,423)		(52)%
Warehouse services	32,388	33,430	(1,042)		(3)
White goods and other co-products	20,562	32,901	(12,339)		(38)
Total Distilling Solutions	$181,400	$332,204	$(150,804)		(45)%

	Change in Year-versus-Year Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Brown goods	(52)%	(46)%	(6)%

	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/(Decrease)
	2025	2024	Change		% Change
Gross profit	$68,602	$141,927	$(73,325)		(52)%
Gross margin %	37.8%	42.7%	(4.9)	pp(d)
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
(d) Percentage points (“pp”).

2025 compared to 2024
Total Distilling Solutions sales for 2025 decreased by $150,804, or 45 percent, compared to 2024. The decrease in sales of the Distilling Solutions segment is primarily driven by lower brown goods sales. Brown goods sales volume and net price/mix decreased primarily due to reduced customer demand resulting from elevated industry-wide barrel inventory levels. White goods and other co-products sales decreased primarily due to a reduction in sales volume resulting from phasing out a number of white goods customer contracts following the closure of our Atchison distillery, as well as reduced production volumes of co-products, primarily dried distillers grain. Warehouse services sales were slightly down as compared to the year-ago period due to lower sales volumes of brown goods.
Gross profit decreased year versus year by $73,325, or 52 percent. Gross margin for 2025 decreased to 37.8 percent from 42.7 percent for 2024. The decrease in gross profit was due to lower brown goods sales volume and net price/mix, partially offset by increased gross profit in warehouse services.

	DISTILLING SOLUTIONS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/(Decrease)
	2024	2023	$ Change		% Change
Brown goods	$265,873	$289,191	$(23,318)		(8)%
Warehouse services	33,430	28,632	4,798		17
White goods and other co-products	32,901	133,031	(100,130)		(75)
Total Distilling Solutions	$332,204	$450,854	$(118,650)		(26)%

	Change in Year-versus-Year Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Brown goods	(8)%	5%	(13)%

	Other Financial Information
	Year Ended December 31,		Year-versus-Year Increase/(Decrease)
	2024	2023	Change		% Change
Gross profit	$141,927	$144,964	$(3,037)		(2)%
Gross margin %	42.7%	32.2%	10.5	pp(d)
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

INGREDIENT SOLUTIONS SEGMENT

	INGREDIENT SOLUTIONS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/(Decrease)
	2025	2024	$ Change		% Change
Specialty wheat starches	$68,124	$76,005	$(7,881)		(10)%
Specialty wheat proteins	39,915	41,768	(1,853)		(4)
Commodity wheat starches	10,371	12,351	(1,980)		(16)
Commodity wheat proteins	3,109	481	2,628		546
Biofuel and other	515	—	515		N/A
Total Ingredient Solutions	$122,034	$130,605	$(8,571)		(7)%

	Change in Year-versus-Year Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	(7)%	(6)%	(1)%

	Other Financial Information
	Year Ended December 31,		Year-versus-year Increase/(Decrease)
	2025	2024	Change		% Change
Gross profit	$15,487	$26,194	$(10,707)		(41)%
Gross margin %	12.7%	20.1%	(7.4)	pp(d)
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
(d) Percentage points (“pp”).

2025 compared to 2024
Total Ingredient Solutions sales for 2025 decreased by $8,571, or 7 percent, compared to 2024. The decrease was primarily driven by decreased sales volume of specialty wheat starches and commodity wheat starches as well as decreased net price/mix of specialty wheat proteins. The declines in specialty wheat starches and proteins were primarily due to supply challenges resulting from adverse weather, complexities associated with the closure of the Atchison Distillery, and a key equipment outage, as well as the timing of commercialization of new specialty wheat protein customers. These declines were partially offset by increased sales volume of specialty and commodity wheat proteins and increased net price/mix of specialty wheat starches.
Gross profit decreased year versus year by $10,707, or 41 percent. Gross margin for 2025 decreased to 12.7 percent from 20.1 percent for 2024. The decrease in gross profit was primarily driven by unanticipated operational reliability challenges and a key equipment outage as well as complexities and higher costs associated with the disposal of waste starch streams. During the second half of 2025, the biofuel facility began operations to help mitigate the disposal costs related to the waste starch streams.  This project is one of many investments being made to reduce disposal costs and improve the overall reliability of our Ingredients Solutions operations.  However, it will take time to realize the benefits of these cost mitigation and reliability initiatives.

	INGREDIENT SOLUTIONS SALES
	Year Ended December 31,		Year-versus-Year Sales Change Increase/(Decrease)
	2024	2023	$ Change		% Change
Specialty wheat starches	$76,005	$66,050	$9,955		15%
Specialty wheat proteins	41,768	48,291	(6,523)		(14)
Commodity wheat starches	12,351	16,413	(4,062)		(25)
Commodity wheat proteins	481	982	(501)		(51)
Total Ingredient Solutions	$130,605	$131,736	$(1,131)		(1)%

	Change in Year-versus-Year Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	(1)%	4%	(5)%

	Other Financial Information
	Year Ended December 31,		Year-versus-year Increase/(Decrease)
	2024	2023	Change		% Change
Gross profit	$26,194	$46,967	$(20,773)		(44)%
Gross margin %	20.1%	35.7%	(15.6)	pp(d)
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

CASH FLOW, FINANCIAL CONDITION, AND LIQUIDITY

Financial Condition and Liquidity

Our primary sources of liquidity have been cash flow from operating activities and borrowings through our Credit Agreement, Convertible Senior Notes and Note Purchase Agreement (see Note 7, Corporate Borrowings). These sources of cash are used to fund our operating needs, capital expenditures, stockholder dividends and other discretionary uses. We continue to monitor market conditions which may create credit and economic challenges that could adversely impact our cash flow from operating activities and cash provided by borrowings. Our overall liquidity reflects our effective cash management strategy that takes into account liquidity management, economic factors, and tax considerations. We expect our sources of cash to be adequate to provide for budgeted capital expenditures, potential mergers or acquisitions, and anticipated operating requirements for the next 12 months and beyond.

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

At December 31, 2025, our current assets exceeded our current liabilities by $322,658, largely due to our inventories, at cost, of $382,741. At December 31, 2025, our cash balance was $18,460, and we have used our various debt agreements for liquidity purposes, with $458,000 available under our Credit Agreement for additional borrowings and $233,200 available under the Note Purchase Agreement (see Note 7, Corporate Borrowings for additional information). Under these agreements (including the Credit Agreement amendment and the Note Purchase Agreement amendment we entered into on February 20, 2026), we must meet certain financial covenants and restrictions, and at December 31, 2025, we met those covenants and restrictions.

We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations and borrowings under our various debt agreements. We expect some holders of the Convertible Senior Notes to require the Company to repurchase the Convertible Senior Notes during the fourth quarter of 2026. Additionally, in accordance with the terms of the agreement, we will pay out the full contingent consideration related to the Penelope acquisition during the first half of 2026. We have sufficient availability to repurchase the Convertible Senior Notes and pay the full contingent consideration related to the Penelope acquisition under our Credit Agreement, Note purchase Agreement, new financing instruments, or a combination thereof. We regularly assess our cash needs and the available sources to fund these needs. We utilize short-term and long-term debt to fund discretionary items, such as capital investments, dividend payments, share repurchases, as well as potential mergers or acquisitions. Subject to market conditions, we could also fund future mergers and acquisitions through the issuance of additional shares of Common Stock or preferred stock.
Cash Flow Summary

	Year Ended December 31,			Changes, Year versus Year-Increase / (Decrease)
	2025	2024	2023	2025 v. 2024	2024 v. 2023
Cash provided by operating activities	$121,528	$102,278	$83,783	$19,250	$18,495

Cash used in investing activities	(45,525)	(71,558)	(159,242)	26,033	87,684

Cash provided by (used in) financing activities	(83,522)	(23,803)	45,924	(59,719)	(69,727)

Effect of exchange rate changes on cash and cash equivalents	706	(32)	34	738	(66)

Increase (decrease) in cash and cash equivalents	$(6,813)	$6,885	$(29,501)	$(13,698)	$36,386

Operating Activities. Cash provided by operating activities was $121,528 during the year ended December 31, 2025. The cash provided by operating activities during 2025 resulted primarily from a net loss of $107,832, offset by adjustments for non-cash or non-operating charges of $203,136, including goodwill and indefinite-lived intangible asset impairment, the change in the fair value of the contingent consideration, and depreciation and amortization; cash provided by the changes in operating assets and liabilities of $26,224. The primary drivers of the changes in operating assets and liabilities were $32,189 of cash provided by decreased accounts receivables, net, due to timing of customer payments and a reduction in consolidated sales during the year and $8,424 related to increased accrued expenses and other, which related to an increase in our incentive compensation accrual. These increases in operating assets and liabilities were partially offset by $18,145 use of cash related to an increase in inventories, primarily barreled distillate.

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

Investing Activities. Cash used in investing activities for the year ended December 31, 2025 was $45,525, which primarily resulted from additions to property, plant and equipment of $45,488 (see “Capital Spending”).

Cash used in investing activities for the year ended December 31, 2024 was $71,558, which primarily resulted from additions to property, plant and equipment of $71,181 (see “Capital Spending”).

Capital Spending. We manage capital spending to support our business growth plans. We have incurred $31,887, $73,161, and $61,108 of capital expenditures and have paid $45,488, $71,181, and $55,267 for capital expenditures for the years ended December 31, 2025, 2024 and 2023, respectively. The difference between the amount of capital expenditures incurred and amount paid is due to the change in capital expenditures in accounts payable. We expect approximately $20,000 in capital expenditures for 2026, which we expect to use for facility improvement and facility sustenance projects, and environmental health and safety projects.

Financing Activities. Cash used in financing activities for the year ended December 31, 2025 was $83,522, due to net payments on long-term debt of $69,400 (see “Long-Term and Short-Term Debt”), payments of dividends and dividend equivalents of $10,325 (see Note 9, Equity and EPS for additional information), and payments of loan fees of $2,762 (see “Long-Term and Short-Term Debt”).

Cash used in financing activities for the year ended December 31, 2024 was $23,803, due to repurchases of Common Stock of $48,773 (see “Treasury Purchases” and “Share Repurchases”) and payments of dividends and dividend equivalents of $10,630 (see Note 9, Equity and EPS for additional information), partially offset by net proceeds on long-term debt of $35,600 (see “Long-Term and Short-Term Debt”).

Treasury Purchases. 105,776 RSUs vested and converted to Common Stock for employees during the year ended December 31, 2025, of which we withheld and purchased for treasury 31,631 shares valued at $1,035 to cover payment of associated withholding taxes.

81,942 RSUs vested and converted to Common Stock for employees during the year ended December 31, 2024, of which we withheld and purchased for treasury 25,521 shares valued at $2,185 to cover payment of associated withholding taxes.

Share Repurchases. On February 29, 2024, we announced that our Board of Directors approved a $100,000 share repurchase program. Under the share repurchase program, we can repurchase Common Stock from time to time for cash in open market purchases, privately negotiated transactions, or by other means, in accordance with applicable securities laws and other legal requirements. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice. During the year ended December 31, 2025, we did not repurchase any shares of Common Stock under the share repurchase program. During the year ended December 31, 2024, we repurchased 886,936 shares of Common Stock for approximately $46,588, resulting in approximately $53,412 remaining under the share repurchase program.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development, Board-approved dividends, and share repurchases) and the overall cost of capital. Total debt was $252,318 (net of unamortized loan fees of $7,732) at December 31, 2025 and $323,541 (net of unamortized loan fees of $5,909) at December 31, 2024. Net payments on all debt for 2025 were $69,400 and net borrowings on all debt for 2024 were $35,600 (see Note 7, Corporate Borrowings for additional information). Additionally, during the year ended December 31, 2025, we incurred $2,762 of loan fees associated with amending and restating our credit agreement.

Dividends and Dividend Equivalents. See Note 9, Equity and EPS for further discussion.

On February 25, 2026, we announced a dividend payable to stockholders of record of our Common Stock, resulting in dividend equivalents payable to RSU holders, of $0.12 per share and per RSU. The dividend and dividend equivalent are payable on March 27, 2026 to stockholders of record and RSU holders as of March 13, 2026.

Contractual Obligations

The following table provides information on the amounts and payments of our contractual obligations at December 31, 2025:

	Payments due by period
	Total	Short-Term (a)		Long-Term
Long-term debt	$260,050	$6,400		$253,650
Interest on long-term debt (c)	65,144	4,309		60,835
Operating leases	16,061	4,341		11,720
Purchase commitments	84,748	64,593	(b)	20,155
Contingent consideration (d)	110,800	110,800		—
Other	721	116		605
Total	$537,524	$190,559		$346,965
(a)Short-term obligation payments are due within 12 months from the current year end.
(b)Includes open purchase order commitments related to raw materials and packaging used in the ordinary course of business of $50,837.
(c)Excludes variable interest on long-term debt.
(d)The Company achieved the maximum net sales target as defined in the Penelope acquisition agreement during the third quarter 2025, and in accordance with the terms of the agreement, the Company will pay out the full contingent consideration during the first half of 2026. (See Note 4, Business Combination for additional information.)

Industrial Revenue Bonds

We have completed several projects that were financed using industrial revenue bonds in the state of Kentucky. Traditionally, industrial revenue bonds have been used as an economic development tool in the state to attract desirable businesses, including business in the bourbon industry, and have allowed a 15 to 40 year real property tax abatement on our renovated and newly-constructed warehouse buildings and distilleries in Kentucky. As of December 31, 2025, approximately $50,000 of our facilities in Nelson County, Kentucky and approximately $39,300 of our facilities in Williamstown, Kentucky were financed with industrial revenue bonds. The city then leased the facilities back to us under a capital lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay principal and interest on the bonds. Our obligation to pay rent under the lease is in the same amount and due on the same date as the obligation to pay debt service on the bonds which we hold. The lease permits us to present the bonds at any time for cancellation, upon which our obligation to pay basic rent would be canceled. At the bonds’ maturity, the facilities will revert to us without costs. If we were to present the bonds for cancellation prior to maturity, a nominal fee could be incurred. We may not be able to use industrial revenue bonds in the future due to legislative, regulatory, and related changes in the state of Kentucky.

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

Goodwill and Indefinite-Lived Intangible Assets. We test goodwill and indefinite-lived intangible assets for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. We have the option to evaluate qualitative factors to assess if goodwill and indefinite-lived intangible assets are impaired before quantifying the fair value of the reporting unit and indefinite-lived intangible asset. Management judgment is required in the evaluation of qualitative factors, determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units and indefinite-lived intangible assets. To the extent that the carrying amount exceeds fair value, an impairment of goodwill is recognized and allocated to the reporting units. To the extent that the carrying amount exceeds fair value, an impairment of indefinite-lived intangibles assets is recognized.

We performed a quantitative assessment of goodwill and our indefinite-lived intangible assets as part of our annual impairment test in accordance with our accounting policy during the fourth quarter.

Goodwill - We engaged a third party valuation specialist to assist in comparing the fair value of the Branded Spirits reporting unit to the respective carrying value. The estimate of fair value of our reporting unit was calculated using equal weighting of the income approach that utilized the discounted cash flow method and the market approach that utilized the guideline public company method. Estimates in the determination of fair value of the reporting unit through the income approach were based on (i) discount rates based on the reporting unit’s weighted average cost of capital, (ii) future expected cash flows including revenue and operating margin projections, and (iii) long-term growth rates based on inflation forecasts, industry growth, and long-term economic growth potential. The market approach compares enterprise value and historical and projected results of public companies that reflect economic conditions and risks that are similar to the reporting unit to calculate an estimated enterprise value. These assumptions are based on historical trends as well as the projections and assumptions used in our budget and long-range plans. These assumptions reflect our estimates of future economic and competitive conditions which can be affected by several factors such as inflation, business valuations in the market, the economy, and market competition. Any changes in these assumptions may affect our fair value estimate and the results of an impairment test. As of the assessment date, to corroborate our fair value conclusion, we combined the estimated fair values for the reporting units and performed a market capitalization reconciliation to validate the reasonableness of the implied control premium. We calculated the market capitalization using both the stock price on the assessment date as well as the average stock price over a reasonable period of time preceding the assessment date. Based on this reconciliation, we believe the control premium to be reasonable.

As a result of the quantitative goodwill impairment test, we recorded an impairment charge of $132,122 to adjust the carrying amount of the Branded Spirits reporting unit to fair value. This goodwill impairment is included as a component of operating income in the Consolidated Statement of Income (Loss) for the year ended December 31, 2025 and as a reduction of goodwill in the Consolidated Balance Sheet as of December 31, 2025.

Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based upon the facts and circumstances present at each impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation. However, as it is reasonably possible that changes in assumptions could occur, as a sensitivity measure, we have presented the estimated effects of isolated changes in discount rates and long-term growth rates on the fair value of our reporting unit. These estimated changes in fair value are not necessarily representative of the actual impairment that would be recorded in the event of a fair value decline. The most sensitive assumption used in the analysis was an 11 percent discount rate. A 50 basis point increase to the discount rate would result in an approximate $17,500 increase in the impairment expense recorded, while a 50 basis point decrease in the rate would result in an approximate $19,500 decrease in the impairment expense recorded. . All else equal, a 50 basis point change in the average revenue projection or long-term growth rate would result in a change in impairment expense between $10,500 and $13,500.

Indefinite-lived intangibles - The estimated fair value of our trade name indefinite-lived intangible assets within our Branded Spirits reporting unit was calculated based on the income approach that utilized the relief-from-royalty method. When estimating the fair value, we made certain assumptions for our future revenue projections, market royalty rates, and discount rates. These assumptions reflect our estimates of future economic and competitive conditions which consider many factors including macroeconomic conditions, industry growth rates and competition. These factors are subject to change as a result of changing market conditions. Any changes in these assumptions may affect our fair value estimate and the results of an impairment test.

As a result of the quantitative impairment test, we recorded an impairment charge of $20,500 to adjust the carrying amount of the trade names indefinite-lived intangible assets to fair value. The impairment is included as a component of operating income in the Consolidated Statement of Income (Loss) for the year ended December 31, 2025 and as a reduction of intangible assets, net in the Consolidated Balance Sheet as of December 31, 2025.

Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based upon the facts and circumstances present at each impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation. However, as it is reasonably possible that changes in assumptions could occur, as a sensitivity measure, we have presented the estimated effects of isolated changes in discount rates and royalty rates on fair value of indefinite-lived intangible assets. These estimated changes in the fair value are not necessarily representative of the actual impairment that would be recorded in the event of a fair value decline. The most sensitive assumption used in the analysis was an 11 percent discount rate. A 50 basis point change in the discount rate, the average revenue projection, or long-term growth rate would result in an immaterial change in the impairment expense recorded.

As discussed above, any further significant decline in our market capitalization or changes in discount rates, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill. In addition, if future revenues and contributions to our operating results for any of the indefinite-lived intangible assets or Branded Spirits reporting unit deteriorate at rates in excess of our current projections, we may be required to record additional impairment charges to certain intangible assets. A determination that a portion or all of our goodwill or indefinite-lived intangible assets are impaired could have a material adverse effect on our business, consolidated financial condition and results of operations. For a further discussion of our annual impairment testing of goodwill and indefinite-lived intangible assets and the results of that testing, see Note 5, Goodwill and Other Intangible Assets.

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

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at December 31, 2025, a 100 basis point increase over the current rates actually in effect at such date would increase our interest expense on an annual basis by $420. Based on weighted average outstanding fixed-rate borrowings at December 31, 2025, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $16,827, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $19,506.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. As a result of this assessment, management has concluded that the Company’s internal control over financial reporting as of December 31, 2025 was effective.

KPMG, LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements contained herein, has issued an audit report on our internal control over financial reporting as of December 31, 2025, which is included in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
MGP Ingredients, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of MGP Ingredients, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
Revenue recognition under bill and hold arrangements

As discussed in Note 1 to the consolidated financial statements, the Company’s Distilling Solutions segment routinely enters into bill and hold arrangements, whereby the Company produces and sells aged and unaged distillate to customers. As discussed in Note 3 to the consolidated financial statements, brown goods revenue was $128,450 thousand for the year ended December 31, 2025, a portion of which was for bill and hold arrangements.

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

Valuation of Branded Spirits goodwill and indefinite-lived intangible assets

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company recorded goodwill and intangible assets, net of $115,667 thousand and $244,696 thousand, respectively as of December 31, 2025. For the year ended December 31, 2025, the Company recorded goodwill and indefinite-lived intangible asset impairment of $132,122 thousand and $20,500 thousand, respectively to adjust the carrying amount of the Branded Spirits reporting unit and indefinite-lived intangible assets to fair value. The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually, in the fourth quarter, and on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than carrying value. During the fourth quarter, the Company performed a quantitative assessment of goodwill and its indefinite-lived intangible assets. The estimated fair value of the Branded Spirits reporting unit used in the assessment of goodwill was determined through a combination of an income approach and a market approach. The estimated fair value used in the assessment of the Company’s indefinite-lived intangible assets was determined using the relief from royalty method. These fair value estimates were based on certain assumptions made by the Company, including projected revenue and gross margins, and the respective discount rates and market royalty rates.

We identified the evaluation of the fair value of the Branded Spirits reporting unit and indefinite-lived intangible assets within the Branded Spirits reporting unit as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate (1) the revenue growth rates, gross margins and discount rate assumptions used in the determination of the fair value of the Branded Spirits reporting unit, and (2) the revenue growth rates, royalty rates, and discount rates used in the determination of the fair value of certain indefinite-lived intangible assets. Changes to these assumptions could have had a significant effect on the Company’s assessment of the carrying values of the goodwill assigned to the Branded Spirits reporting unit and the associated indefinite-lived intangible assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over the revenue growth rates, gross margins, discount rates and royalty rates used to measure the fair value of the Branded Spirits reporting unit and associated indefinite-lived intangible assets. To assess the Company’s ability to forecast, we compared historical forecasts to actual results. We performed sensitivity analyses over the revenue growth rates, gross margins, discount rates, and royalty rates to assess the impact of changes in these assumptions on the estimated fair values. We evaluated the revenue growth rates and gross margin assumptions by comparing them to past and current performance of the Branded Spirits reporting unit and external industry data. We involved professionals with specialized skills and knowledge, who assisted in:

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

Kansas City, Missouri
February 25, 2026

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Sales	$536,375	$703,625	$836,523
Cost of sales	336,966	417,308	531,811
Gross profit	199,409	286,317	304,712

Advertising and promotion expenses	31,083	40,508	38,213
Selling, general, and administrative expenses	84,819	81,391	91,395
Impairment of long-lived assets and other	—	137	19,391
Goodwill and indefinite-lived intangible asset impairment	152,622	73,755	—
Change in fair value of contingent consideration	25,500	16,100	7,100
Operating income (loss)	(94,615)	74,426	148,613

Interest expense, net	(7,044)	(8,439)	(6,647)
Other income (expense), net	1,309	2,455	(220)
Income (loss) before income taxes	(100,350)	68,442	141,746

Income tax expense	7,482	33,977	34,616
Net income (loss)	(107,832)	34,465	107,130

Net loss attributable to noncontrolling interest	23	198	345
Net income (loss) attributable to MGP Ingredients, Inc.	(107,809)	34,663	107,475

Income (loss) attributable to participating securities	1,295	(373)	(1,074)
Net income (loss) used in earnings per common share calculation	$(106,514)	$34,290	$106,401

Weighted average common shares
Basic	21,363,047	22,015,439	22,059,816
Diluted	21,363,047	22,015,439	22,173,918

Earnings per common share
Basic	$(4.99)	$1.56	$4.82
Diluted	$(4.99)	$1.56	$4.80

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss) attributable to MGP Ingredients, Inc.	$(107,809)	$34,663	$107,475
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency translation adjustment	719	(188)	236
Changes in Company-sponsored post-employment benefit plan	(434)	(73)	(329)
Other comprehensive income (loss)	285	(261)	(93)
Comprehensive income (loss) attributable to MGP Ingredients, Inc.	(107,524)	34,402	107,382

Comprehensive loss attributable to noncontrolling interest	(23)	(198)	(345)
Comprehensive income (loss)	$(107,547)	$34,204	$107,037

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts and par value)

	December 31,
	2025	2024
Current Assets
Cash and cash equivalents	$18,460	$25,273
Receivables (less allowance for credit loss of $1,190 and $1,875 at December 31, 2025 and 2024, respectively)	116,160	148,488
Inventory	382,741	364,944
Prepaid expenses	2,139	3,983
Refundable income taxes	3,209	3,448
Total current assets	522,709	546,136

Property, plant, and equipment, net	327,987	316,672
Operating lease right-of-use assets, net	13,847	15,540
Investment in joint venture	8,211	7,024
Intangible assets, net	244,696	268,451
Goodwill	115,667	247,789
Other assets	2,747	4,173
Total assets	$1,235,864	$1,405,785

Current Liabilities
Current maturities of long-term debt	$6,400	$6,400
Accounts payable	54,589	66,336
Contingent consideration	110,800	—
Federal and state excise taxes payable	5,755	5,358
Accrued expenses and other	22,507	14,356
Total current liabilities	200,051	92,450

Long-term debt, less current maturities	49,735	121,277
Convertible senior notes	196,183	195,864
Long-term operating lease liabilities	10,561	11,940
Contingent consideration	—	85,300
Other noncurrent liabilities	2,534	2,981
Deferred income taxes	60,010	63,430
Total liabilities	519,074	573,242

Commitments and Contingencies – Note 11
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 23,125,166 shares at December 31, 2025 and 2024; 21,294,315 and 21,194,707 shares outstanding at December 31, 2025 and 2024, respectively	6,715	6,715
Additional paid-in capital	330,872	332,195
Retained earnings	445,736	563,929
Accumulated other comprehensive loss	(373)	(658)
Treasury stock, at cost, 1,830,851 and 1,930,459 shares at December 31, 2025 and 2024, respectively	(64,518)	(68,019)
Total MGP Ingredients, Inc. stockholders’ equity	718,436	834,166
Noncontrolling interest	(1,646)	(1,623)
Total equity	716,790	832,543
Total liabilities and equity	$1,235,864	$1,405,785
 See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(107,832)	$34,465	$107,130
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,086	21,989	22,113
Impairment of long-lived assets and other	—	137	19,391
Goodwill and indefinite-lived intangible asset impairment	152,622	73,755	—
Share-based compensation	4,704	4,016	10,635
Equity method investment loss (gain)	(1,187)	(1,827)	337
Deferred income taxes, including change in valuation allowance	(3,420)	359	(4,041)
Change in fair value of contingent consideration	25,500	16,100	7,100
Other, net	831	465	728
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	32,189	(4,375)	(32,397)
Inventory	(18,145)	(18,155)	(46,921)
Prepaid expenses	1,831	(409)	(481)
Income taxes payable (refundable)	239	(2,258)	3,136
Accounts payable	1,619	(9,099)	(2,406)
Accrued expenses and other	8,424	(15,111)	348
Federal and state excise taxes payable	397	3,107	(2,375)
Other, net	(330)	(881)	1,486
Net cash provided by operating activities	121,528	102,278	83,783
Cash Flows from Investing Activities
Additions to property, plant, and equipment	(45,488)	(71,181)	(55,267)
Purchase of business, net of cash acquired	—	—	(103,712)
Other, net	(37)	(377)	(263)
Net cash used in investing activities	(45,525)	(71,558)	(159,242)
Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(10,325)	(10,630)	(10,675)
Repurchase of Common Stock	(1,035)	(48,773)	(801)
Loan fees paid related to borrowings	(2,762)	—	—
Proceeds from long-term debt	28,000	125,000	105,000
Principal payments on long-term debt	(97,400)	(89,400)	(47,600)
Net cash provided by (used in) financing activities	(83,522)	(23,803)	45,924

Effect of exchange rate changes on cash and cash equivalents	706	(32)	34
Increase (decrease) in cash and cash equivalents	(6,813)	6,885	(29,501)
Cash and cash equivalents, beginning of year	25,273	18,388	47,889
Cash and cash equivalents, end of year	$18,460	$25,273	$18,388

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total
Balance, December 31, 2022	$4	$6,715	$318,839	$443,061	$(304)	$(21,591)	$(1,080)	$745,644
Comprehensive income (loss):
Net income (loss)	—	—	—	107,475	—	—	(345)	107,130
Other comprehensive loss	—	—	—	—	(93)	—	—	(93)
Dividends declared (a)	—	—	—	(10,653)	—	—	—	(10,653)
Share-based compensation	—	—	7,840	—	—	—	—	7,840
Stock shares awarded, forfeited or vested	—	—	(1,226)	—	—	1,226	—	—
Stock shares repurchased	—	—	—	—	—	(801)	—	(801)
Balance, December 31, 2023	4	6,715	325,453	539,883	(397)	(21,166)	(1,425)	849,067
Comprehensive income (loss):
Net income (loss)	—	—	—	34,663	—	—	(198)	34,465
Other comprehensive loss	—	—	—	—	(261)	—	—	(261)
Dividends declared (a)	—	—	—	(10,617)	—	—	—	(10,617)
Share-based compensation	—	—	9,072	—	—	—	—	9,072
Stock shares awarded, forfeited or vested	—	—	(2,330)	—	—	2,330	—	—
Stock shares repurchased	—	—	—	—	—	(49,183)	—	(49,183)
Balance, December 31, 2024	4	6,715	332,195	563,929	(658)	(68,019)	(1,623)	832,543
Comprehensive income (loss):
Net loss	—	—	—	(107,809)	—	—	(23)	(107,832)
Other comprehensive income	—	—	—	—	285	—	—	285
Dividends declared (a)	—	—	—	(10,384)	—	—	—	(10,384)
Share-based compensation	—	—	3,213	—	—	—	—	3,213
Stock shares awarded, forfeited or vested	—	—	(4,536)	—	—	4,536	—	—
Stock shares repurchased	—	—	—	—	—	(1,035)	—	(1,035)
Balance, December 31, 2025	$4	$6,715	$330,872	$445,736	$(373)	$(64,518)	$(1,646)	$716,790

(a) Dividends and dividend equivalents were $0.48 per common share, per restricted stock unit, and per performance stock unit for the years ended December 31, 2025, 2024, and 2023.

See Accompanying Notes to Consolidated Financial Statements

MGP INGREDIENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company.  MGP Ingredients, Inc. (“MGP” or the “Company”) is a leading producer of branded and distilled spirits, as well as food ingredient solutions. The Company has an extensive award-winning global portfolio of its own high quality branded spirits which are produced through its distilleries and bottling facilities and sold to distributors. The Company’s branded spirits products account for a range of price points from value products through premium plus brands. Distilled spirits include premium bourbon, rye, and other American whiskeys (“brown goods”) and grain neutral spirits (“GNS”), including vodka and gin. The Company’s distilled spirits are either sold directly or indirectly to manufacturers of other branded spirits. The Company’s protein and starch food ingredients are predominantly wheat based and provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. The ingredient products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries.

The Company reports three operating segments: Branded Spirits, Distilling Solutions, and Ingredient Solutions.

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company holds a 60 percent interest in Dos Primos Tequila, LLC (“Dos Primos”). The Company consolidated Dos Primos’ activity on the financial statements and presented the 40 percent non-controlling interest portion on the net loss attributable to noncontrolling interest line in the Consolidated Statements of Income (Loss).

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
(a) Leasehold improvements are the shorter of economic useful life or life of the lease

Maintenance costs are expensed as incurred. The cost of property, plant, and equipment sold, retired, or otherwise disposed of, as well as related accumulated depreciation and amortization, are eliminated from the property accounts with related gains and losses reflected in the Consolidated Statements of Income (Loss).  The Company capitalizes interest costs associated with significant construction projects.  Total interest incurred for 2025, 2024, and 2023 is noted below:

	Year Ended December 31,
	2025	2024	2023
Interest costs charged to expense	$7,044	$8,439	$6,647
Plus: Interest cost capitalized	2,594	2,031	2,349
Total	$9,638	$10,470	$8,996

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

Revenue is recognized for the sale of products at the point in time finished products are delivered to the customer in accordance with shipping terms. This is a faithful depiction of the satisfaction of the performance obligation because, at that point control passes to the customer, the customer has legal title and the risks and rewards of ownership have transferred, and the customer has a present obligation to pay.

The Distilling Solutions segment routinely enters into bill and hold arrangements, whereby the Company produces and sells aged and unaged distillate to customers, and the product is barreled at the customer’s request and warehoused by the Company for an extended period of time in accordance with directions received from the Company’s customers. Even though the aged and unaged distillate remains in the Company’s possession, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in bill and hold transactions when the customer acceptance specifications have been met, legal title has transferred, the customer has a present obligation to pay for the product and the risks and rewards of ownership have transferred to the customer. Additionally, all of the following bill and hold criteria have been met in order for control to be transferred to the customer: the reason for the bill and hold arrangement is substantive, the customer has requested the product be warehoused, the product has been identified as separately belonging to the customer, the product is currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or direct it to another customer.

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

Earnings Per Common Share (“EPS”).  Basic and diluted EPS is computed using the two-class method, which is an earnings allocation formula that determines net income per share for each class of the Company’s common stock, no par value (“Common Stock”) and participating security according to dividends declared and participation rights in undistributed earnings.  Basic EPS amounts are computed by dividing net income attributable to common shareholders by the weighted average shares outstanding during each period. Diluted EPS is computed using the if-converted method by dividing the net income attributable to common shareholders by the weighted average shares outstanding, inclusive of the impact of potentially dilutive items such as the Convertible Senior Notes or stock options, except for where the result would be anti-dilutive as of the balance sheet date.

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

Goodwill and Indefinite-Lived Intangible Assets. The Company records goodwill and indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and indefinite-lived intangible assets to its respective reporting units. All goodwill and indefinite-lived intangible assets included in the Consolidated Balance Sheets are related to the Branded Spirits reporting unit. The Company evaluates goodwill and indefinite-lived intangible assets for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. To the extent that the carrying value exceeds fair value, an impairment of goodwill is recognized. Judgment is required in the determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. The Company separately evaluates indefinite-lived intangible assets for impairment. See Note 5, Goodwill and other Intangible Assets for more information.

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

The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable.  The carrying value of the short-term financial instruments approximates the fair value due to their short-term nature. These financial instruments have no stated maturities or have short-term maturities that approximate market.

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. Excluding the impact of the conversion feature of the Convertible Senior Notes, the fair value of the Company’s debt was $195,527 and $249,672 at December 31, 2025 and 2024, respectively. The financial statement carrying value of total debt (net of unamortized loan fees) was $252,318 and $323,541 at December 31, 2025 and 2024, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

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

Equity Method Investments. The Company holds 50 percent interest in DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S. de R.L. de C.V. (“Agricola” and together with DGL, “LMX”), which are accounted for as equity method investments. At December 31, 2025 and 2024, the investment in LMX was $8,211 and $7,024, respectively, which is recorded in investment in joint ventures on the Consolidated Balance Sheets. During the years ended December 31, 2025 and 2024, the Company recorded income of $1,187 and $1,827, respectively, from equity method investments, which is recorded in other income (expense), net on the Consolidated Statements of Income (Loss).

Recently Adopted Accounting Standard Updates. ASU 2023-09, Improvements to Income Tax Disclosures, requires improved disclosures related to the rate reconciliation and income taxes paid. This ASU requires companies to reconcile the income tax expense attributable to continuing operations to the statutory federal income tax rate applied to pre-tax income from continuing operations. Additionally, this ASU requires companies to disclose the total amount of income taxes paid during the period. This ASU is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU during the period on a prospective basis. The ASU only required additional disclosures and did not impact the amount of tax reflected in the tax provision. See Note 8, Income Taxes, for more information.

Recently Issued Accounting Pronouncements. ASU 2024-03, Disaggregation of Income Statement Expenses, requires disaggregated disclosures in the notes to the consolidated financial statements of certain categories of expenses that are included in expense line items on the Consolidated Statements of Income. This ASU is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact to the Company’s consolidated financial statements.

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

ASU 2025-11, Narrow-Scope Improvement (Topic 270 - Interim Reporting), clarifies the current interim reporting requirements and the form and content of the interim reporting requirements, and, includes a disclosure principle that requires companies to disclose material events since the end of the last annual reporting period This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU to its consolidated financial statements.

The other recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) are not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.

NOTE 2: OTHER BALANCE SHEET CAPTIONS

Inventory.

	December 31,
	2025	2024
Finished goods	$42,263	$43,952
Barreled distillate (bourbons and other whiskeys)	301,665	283,119
Raw materials	25,534	25,491
Work in process	2,782	1,673
Maintenance materials	9,097	8,591
Other	1,400	2,118
Total	$382,741	$364,944

Property, plant, and equipment, net.

	December 31,
	2025	2024
Land, buildings, and improvements	$246,389	$211,129
Transportation equipment	839	905
Machinery and equipment	299,783	280,783
Construction in progress	47,887	69,897
Property, plant, and equipment, at cost	594,898	562,714
Less accumulated depreciation and amortization	(266,911)	(246,042)
Property, plant, and equipment, net	$327,987	$316,672

Accrued expenses and other.

	December 31,
	2025	2024
Employee benefit plans	$1,531	$467
Salaries and wages	11,716	5,712
Property taxes	2,194	916
Current operating lease liabilities	3,732	4,157
Other	3,334	3,104
Total	$22,507	$14,356

NOTE 3: REVENUE

The Company generates revenue from the Branded Spirits segment by the sale of products and by providing contract bottling services. The Company generates revenue from the Distilling Solutions segment by the sale of products and by providing warehouse services related to the storage and aging of customer products. The Company generates revenue from the Ingredient Solutions segment by the sale of products. Revenue related to sales of products is recognized at a point in time, whereas revenue generated from warehouse services and contract bottling services are recognized over time. Contracts with customers include a single performance obligation (either the sale of products or the provision of warehouse services and contract bottling services).

Disaggregation of Sales. The following table presents the Company’s sales disaggregated by segment and major products and services.

	Year Ended December 31,
	2025	2024	2023
Branded Spirits
Premium plus	$116,730	$110,991	$105,465
Mid	59,486	63,454	75,676
Value	32,606	42,100	47,907
Other	24,119	24,271	24,885
Total Branded Spirits	232,941	240,816	253,933

Distilling Solutions
Brown goods	128,450	265,873	289,191
Warehouse services	32,388	33,430	28,632
White goods and other co-products	20,562	32,901	133,031
Total Distilling Solutions	181,400	332,204	450,854

Ingredient Solutions
Specialty wheat starches	68,124	76,005	66,050
Specialty wheat proteins	39,915	41,768	48,291
Commodity wheat starch	10,371	12,351	16,413
Commodity wheat protein	3,109	481	982
Biofuel and other	515	—	—
Total Ingredient Solutions	122,034	130,605	131,736

Total Sales	$536,375	$703,625	$836,523

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

Contingent Consideration. The estimated fair value of the contingent consideration obligation at the Acquisition date was $62,100, which was determined using a Monte Carlo simulation approach. This approach requires significant assumptions, including projected net sales, discount rates, and volatility rates. The inputs used in the calculation of the contingent consideration liability are considered Level 3 under the fair value hierarchy due to the lack of relevant market activity. The contingent consideration liability is measured on a quarterly basis and recorded at fair value. The changes in fair value of the obligation resulted from changes in the key assumptions between measurement dates, such as projected net sales, discount rates, and volatility rates. During the years ended December 31, 2025, 2024 and 2023, there was a $25,500, $16,100 and $7,100 adjustment, respectively, to the fair value measurement of the contingent consideration obligation, which was included in the change in fair value of contingent consideration on the Consolidated Statements of Income (Loss). The amount payable is based upon achievement of certain net sales targets between the Acquisition date and December 31, 2025. The Company achieved the maximum net sales target as defined in the Penelope acquisition agreement during the third quarter 2025, and in accordance with the terms of the agreement, the Company will pay out the full contingent consideration of $110,800 during the first half of 2026.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-Lived Intangible Assets. The Company acquired definite-lived intangible assets in connection with various acquisitions of businesses prior to 2025. The distributor relationships have a carrying value of $52,206, net of accumulated amortization of $12,894. The distributor relationships have a useful life of 20 years. The amortization expense for each of the years ended December 31, 2025 and 2024 was $3,255. The weighted average remaining amortization period at December 31, 2025 for definite-lived intangible assets is 16.1 years.

As of December 31, 2025, the expected future amortization expense related to definite-lived intangible assets are as follows:

2026	$3,255
2027	3,255
2028	3,255
2029	3,255
2030	3,255
Thereafter	35,931
Total	$52,206

Goodwill. Changes in carrying amount of goodwill by business segment were as follows:

	Distilling Solutions	Branded Spirits	Ingredient Solutions	Total
Balance at December 31, 2023(a)	$—	$321,544	$—	$321,544
Impairment	—	(73,755)	—	(73,755)
Balance at December 31, 2024	—	247,789	—	247,789
Impairment	—	(132,122)	—	(132,122)
Balance at December 31, 2025	$—	$115,667	$—	$115,667
(a) There were no accumulated impairment losses recorded at December 31, 2023.

2025 Impairment Analysis. As part of its annual impairment testing, the Company performed a quantitative assessment of Goodwill. The Company engaged a third party valuation specialist to assist in comparing the fair value of the Branded Spirits reporting unit to the respective carrying value. The estimate of fair value of the Company’s reporting unit was calculated using equal weighting of the income approach that utilized the discounted cash flow method and the market approach that utilized the guideline public company method. Estimates in the determination of fair value of the reporting unit through the income approach were based on (i) discount rates based on the reporting unit’s weighted average cost of capital, (ii) future expected cash flows including revenue and operating margin projections, and (iii) long-term growth rates based on inflation forecasts, industry growth, and long-term economic growth potential. The market approach compares enterprise values and historical and projected results of public companies that reflect economic conditions and risks that are similar to the reporting unit to calculate an estimated enterprise value. These assumptions are based on historical trends as well as the projections and assumptions used in the Company’s budget and long-range plans. These assumptions reflect the Company’s estimates of future economic and competitive conditions which can be affected by several factors such as inflation, business valuations in the market, the economy, and market competition. Any changes in these assumptions may affect the Company’s fair value estimate and the results of an impairment test.

Based on the results of the Company’s 2025 impairment analysis, the Company recorded an impairment charge of $132,122 to adjust the carrying amount of the Branded Spirits reporting unit to fair value. This goodwill impairment is included as a component of operating income in the Consolidated Statements of Income (Loss) for the year ended December 31, 2025 and as a reduction of goodwill in the Consolidated Balance Sheets as of December 31, 2025.

2024 Impairment Analysis. During the fourth quarter 2024, the Company experienced a decrease in stock price and market capitalization as well as experienced the effects of the softening alcohol industry which contributed to declines in current year consolidated results and forecasted outlook. Based on these factors, the Company performed a quantitative assessment of goodwill. The Company engaged a third party valuation specialist to assist in comparing the fair value of the Branded Spirits reporting unit to the respective carrying value. The estimate of fair value of the Company’s reporting unit was calculated using equal weighting of the income approach that utilized the discounted cash flow method and the market approach that utilized the guideline public company method. The estimates and assumptions used in the 2024 impairment analysis are the same as the 2025 impairment analysis.

Based on the results of the Company’s 2024 impairment analysis, the Company recorded an impairment charge of $73,755 to adjust the carrying amount of the Branded Spirits reporting unit to fair value. This goodwill impairment is included as a component of operating income in the Consolidated Statements of Income (Loss) for the year ended December 31, 2024 and as a reduction of goodwill in the Consolidated Balance Sheets as of December 31, 2024.

Indefinite-Lived Intangible Assets. Changes in carrying amount of trade name indefinite-lived intangible asset by business segment were as follows:

	Distilling Solutions	Branded Spirits	Ingredient Solutions	Total
Balance at December 31, 2023(a)	$—	$212,990	$—	$212,990
Balance at December 31, 2024(a)	—	212,990	—	212,990
Impairment	—	(20,500)	—	(20,500)
Balance at December 31, 2025	$—	$192,490	$—	$192,490
(a) There were no accumulated impairment losses recorded at December 31, 2023 and 2024.

2025 Impairment Analysis. As part of the annual impairment testing, the Company performed a quantitative assessment of trade name indefinite-lived intangible assets. The Company values its indefinite-lived intangible assets under the income approach using a relief-from-royalty method, which assumes the value of the asset is the sum of the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the asset and instead licensed it from another company. When estimating the fair value, the Company made certain assumptions for its future revenue projections, market royalty rates, and discount rates. These assumptions reflect the Company’s estimates of future economic and competitive conditions which consider many factors including macroeconomic conditions, industry growth rates, and competition. Any changes in these assumptions may affect the Company’s fair value estimate and the results of an impairment test. The most sensitive assumption used in the analysis was an 11 percent discount rate.

Based on the results of the Company’s 2025 impairment analysis, the Company recorded an impairment charge of $20,500 to adjust the carrying amount of the trade name indefinite-lived intangible assets to fair value. The impairment is included as a component of operating income in the Consolidated Statements of Income (Loss) for the year ended December 31, 2025 and as a reduction of intangible assets in the Consolidated Balance Sheets as of December 31, 2025. The impairment charge to the trade name indefinite-lived intangible assets were most impacted by declines in the mid and value price tiers within the Branded Spirits segment. As of December 31, 2025, after the impairment was recorded, the fair values of the Company’s indefinite-lived intangible assets were equal to or exceeded the respective carrying values by a range of 0 percent to 30 percent.

2024 Impairment Analysis. During the fourth quarter 2024, in connection with the assessment of the same events and circumstances impacting the Branded Spirits reporting unit, the Company performed a quantitative impairment test of its indefinite-lived assets. The Company values its indefinite-lived intangible assets under the income approach using a relief-from-royalty method, which assumes the value of the asset is the sum of the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the asset and instead licensed it from another company. When estimating the fair value, the Company made certain assumptions for its future revenue projections, market royalty rates, and discount rates. These assumptions reflect the Company’s estimates of future economic and competitive conditions which consider many factors including macroeconomic conditions, industry growth rates, and competition. These factors are subject to change as a result of changing market conditions. The most sensitive assumption used in the analysis was a 10 percent discount rate.

The results of the 2024 assessment were that the estimated fair values for the indefinite-lived intangible assets exceeded its carrying values and no impairment loss was recognized for indefinite-lived intangible assets. The carrying amount of trade name indefinite-lived intangible assets, which relates to the Branded Spirits segment, was $212,990 at December 31, 2024. As of December 31, 2024, the fair value of the Company’s indefinite-lived trade names exceeded the respective carrying values by a range of 10 percent to 20 percent.

NOTE 6: CLOSURE OF THE ATCHISON FACILITY

On July 13, 2023, the Company announced the decision by its Board of Directors to approve the closure of the Company’s distillery located in Atchison, Kansas (the “Atchison Distillery”). The Atchison Distillery ceased operations in December 2023. The decision to close the Atchison Distillery is consistent with the Company’s plan to address profitability headwinds associated with its GNS and industrial alcohol products within the Distilling Solutions segment. As a result of the decision to close the Atchison Distillery, the Company, with the assistance of a third-party valuation specialist, completed a fair value analysis of the assets associated with the Atchison Distillery during the year ended December 31, 2023. The fair value of the assets associated with the Atchison Distillery were determined using a combination of the cost and market approach. During the year ended December 31, 2023, the Company recorded a $17,112 impairment of assets, which was recorded in impairment of long-lived assets and other on the Consolidated Statements of Income (Loss). The impaired assets were recorded within the Distilling Solutions segment.

Additionally, for the years ended December 31, 2024 and 2023, the Company recorded $137 and $2,279, respectively, of expenses related to severance costs, inventory write offs, contract termination fees, consulting fees, and other miscellaneous expenses, which were recorded in impairment of long-lived assets and other on the Consolidated Statement of Income (Loss).

NOTE 7: CORPORATE BORROWINGS

Indebtedness Outstanding. The following table presents the Company’s outstanding indebtedness:

	December 31,
Description(a)	2025	2024
Credit Agreement - Revolver, 4.82% (variable rate) due 2030	$42,000	$105,000
Convertible Note, 1.88% (fixed rate) due 2041	201,250	201,250
Note Purchase Agreement
Series A Senior Secured Notes, 3.53% (fixed rate) due 2027	5,600	8,800
Senior Secured Notes, 3.80% (fixed rate) due 2029	11,200	14,400
Total indebtedness outstanding	260,050	329,450
Less unamortized loan fees(b)	(7,732)	(5,909)
Total indebtedness outstanding, net	252,318	323,541
Less current maturities of long-term debt	(6,400)	(6,400)
Long-term debt	$245,918	$317,141
(a) Interest rates are as of December 31, 2025.
(b) Loan fees are being amortized over the life of the debt agreements.

Credit Agreement. On February 14, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with multiple participants led by Wells Fargo Bank, National Association (“Wells Fargo Bank”), which provided for a $300,000 revolving credit facility and had a maturity date of May 14, 2026. On April 24, 2025, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with Wells Fargo Bank, as administrative agent, swingline lender, and issuing lender, and the other lenders and parties thereto. The A&R Credit Agreement amends and restates the Company’s existing Credit Agreement, extending the maturity date to April 24, 2030. The A&R Credit Agreement increases the size of the revolving credit facility to $500,000 and permits the Company to increase the amount of the revolving credit facility by up to an additional $200,000, subject to certain conditions and at the discretion of the lenders. The Credit Agreement is secured by substantially all assets, excluding real property.

The Credit Agreement includes certain requirements and covenants, with which the Company was in compliance at December 31, 2025. The Company incurred $2,762 of new loan fees related to the A&R Credit Agreement during 2025. The unamortized balance of total loan fees related to the Credit Agreement was $2,633 at December 31, 2025. The unamortized loan fees are being amortized over the life of the Credit Agreement.

As of December 31, 2025, the Company had $42,000 outstanding borrowings under the Credit Agreement, leaving $458,000 available. The interest rate for the borrowings of the Credit Agreement at December 31, 2025 was 4.82%.

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

During 2017, the Company issued $20,000 of Series A Senior Secured Notes with a maturity date of August 23, 2027. The Series A Senior Secured Notes bear interest at a rate of 3.53 percent per year. During 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Senior Secured Notes bear interest at a rate of 3.80 percent per year. As of December 31, 2025, the Company had $5,600 of Series A Senior Secured Notes and $11,200 of additional Senior Secured Notes outstanding under the Note Purchase Agreement, leaving $233,200 available under the Note Purchase Agreement.

The Company did not capitalize any new loan fees related to the Note Purchase Agreement during 2025. The unamortized balance of total loan fees related to the Note Purchase Agreement was $32 at December 31, 2025 and is being amortized over the life of the Note Purchase Agreement. The Note Purchase Agreement is secured by substantially all assets, excluding real property. The Note Purchase Agreement includes certain requirements and covenants, with which the Company was in compliance at December 31, 2025.

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

The Company incurred no new loan fees related to the 2041 Notes during 2025. The unamortized balance of total loan fees related to the 2041 Notes was $5,067 at December 31, 2025 and is being amortized over the life of the 2041 Notes.

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

Debt Maturities. Aggregate amount of maturities for long-term debt as of December 31, 2025 are as follows:

2026	$6,400
2027	5,600
2028	3,200
2029	1,600
2030	42,000
Thereafter	201,250
Total	$260,050

NOTE 8: INCOME TAXES

Income (loss) before income taxes for the year ended December 31, 2025 was a loss of $100,350, of which $2,376 relates to foreign income before income taxes and $102,726 relates to domestic loss before income taxes.

Income tax expense is composed of the following:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$8,469	$28,234	$32,296
State	2,127	5,269	5,926
Foreign	291	131	330
	10,887	33,634	38,552
Deferred:
Federal	(1,734)	625	(4,100)
State	(1,841)	(238)	120
Foreign	170	(44)	44
	(3,405)	343	(3,936)
Total	$7,482	$33,977	$34,616

Income tax expense also included tax expense allocated to comprehensive income for 2025, 2024, and 2023 of $15, $16, and $172, respectively (see the Consolidated Statements of Comprehensive Income (Loss)).

A reconciliation of income tax expense and effective tax rate at the normal statutory federal rate to income tax expense and effective tax rate included in the accompanying Consolidated Statements of Income (Loss) for 2025 is as follows:

	Year Ended December 31, 2025
	Amount	Percent
“Expected” provision at federal statutory rate	$(21,074)	21.0%
State and local income taxes, net of federal income tax effect(a)	226	(0.2)
Foreign tax effects	462	(0.5)
Tax credits	(592)	0.6
Nontaxable or nondeductible items
Nondeductible goodwill impairment	27,745	(27.7)
Share-based compensation	957	(1.0)
Other Nontaxable or nondeductible items	(69)	0.1
Changes in unrecognized tax benefits	(11)	—
Other adjustments	(162)	0.2
Effective tax rate	$7,482	(7.5)%
(a) State taxes in Indiana, Kansas, and Texas comprise the majority of this category.

A reconciliation of income tax expense at the normal statutory federal rate to income tax expense included in the accompanying Consolidated Statements of Income (Loss) for 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
“Expected” provision at federal statutory rate	$14,373	$29,895
State income taxes, net	5,865	6,545
Foreign income taxes	131	330
Change in valuation allowance	(965)	1,135
Nondeductible goodwill impairment	15,489	—
Share-based compensation	(362)	(288)
Federal and state tax credits	(2,078)	(1,685)
Other	1,524	(1,316)
Income tax expense	$33,977	$34,616
Effective tax rate	49.6%	24.4%

The tax effects of temporary differences giving rise to deferred income taxes shown on the Consolidated Balance Sheets are as follows:

	December 31,
	2025	2024
Deferred income tax assets:
Share-based compensation	$2,819	$3,511
U.S. state and foreign tax credit carryforwards	4,453	3,426
Mexico and U.S. state loss carryforwards	1,303	3,165
Inventories	2,696	2,726
Operating lease liabilities	3,659	4,120
Deferred compensation	572	935
Section 174 timing difference	—	1,554
Contingent Consideration	12,466	5,939
Other	2,082	2,462
Gross deferred income tax assets	30,050	27,838
Less: valuation allowance	(418)	(2,243)
Net deferred income tax assets	29,632	25,595
Deferred income tax liabilities:
Property, plant and equipment	(25,882)	(23,813)
Intangibles	(47,266)	(50,518)
Inventory	(841)	(1,165)
Operating lease right-of-use assets	(3,544)	(3,978)
Convertible Senior Note	(9,724)	(7,146)
Other	(2,384)	(2,405)
Gross deferred income tax liabilities	(89,641)	(89,025)
Net deferred income tax liability	$(60,009)	$(63,430)

A schedule of the change in valuation allowance is as follows:

Balance at December 31, 2023	$3,208
Decrease	(965)
Balance at December 31, 2024	2,243
Decrease	(1,825)
Balance at December 31, 2025	$418

As of December 31, 2025, the Company’s total valuation allowance of $418, related to net operating loss in U.S. states in which it is not “more likely than not” to create enough taxable income to fully utilize the carryforwards before expiration of the carryforward periods and certain foreign tax credit carryforwards. As of December 31, 2024, the Company’s total valuation allowance of $2,243, related to net operating loss in U.S. states and foreign countries in which it is not “more likely than not” to create enough taxable income to fully utilize the carryforwards before expiration of the carryforward periods.

As of December 31, 2025 and 2024, the Company had $19,064 and $18,422 in gross U.S. state net operating loss carryforwards, respectively. Due to varying U.S. state carryforward periods, the state net operating loss carryforwards will primarily expire in varying years between calendar years 2026 and 2045. As of December 31, 2025 and 2024, the Company had gross U.S. state tax credit carryforwards of $5,636 and $4,336, respectively. U.S. state credits, if not used to offset income tax expense in their respective jurisdictions, will expire in varying years between 2026 and 2041.

The Company treats accrued interest and penalties related to tax liabilities, if any, as a component of income tax expense.  During 2025, 2024, and 2023, the Company’s activity in accrued interest and penalties was not significant.

The following is a reconciliation of the total amount of unrecognized tax benefits (excluding interest and penalties) for 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Beginning of year balance	$189	$424	$156
Additions based on prior year tax positions	—	—	83
Additions based on current year tax positions	5	—	245
Reduction for prior year tax positions	(16)	(235)	(60)
End of year balance	$178	$189	$424

For each period presented, substantially all of the amount of unrecognized benefits (excluding interest and penalties) would impact the effective tax rate, if recognized. The Company reasonably expects that the amount of unrecognized tax benefit will not change significantly over the next 12 months.

Income taxes paid for the year ended December 31, 2025 is composed of the following:

Year Ended December 31,
2025
U.S. Federal	$8,200
U.S. State	2,359
Foreign	100
Total income tax paid	$10,659

Income taxes paid to the state of Indiana was $1,025, which was the only individual jurisdiction that exceeded 5 percent of total income taxes paid, net of refunds. Foreign income taxes paid did not exceed 5% of total income taxes paid, net of refunds.

The Company is not under any U.S. federal, state or foreign income tax audits. For U.S. federal tax purposes, all tax years after 2021 remain open to examination. Amounts paid for income tax in foreign jurisdictions are not material to the consolidated financial statements. In addition, the Company is subject to examination for its state tax returns for years 2021, and forward, with the exception of certain net operating losses and credit carryforwards originating in years prior to 2021 that remain subject to adjustment.

On July 4, 2025, the One Big Beautiful Bill Act (“OB3 Act”) was signed into law. Among other changes, the OB3 Act includes key provisions that make 100% bonus depreciation permanent, allow for the expensing of domestic research costs, and modify the business interest expense limitation calculation. The applicable changes were incorporated into the Company’s income tax provision for the year ended December 31, 2025, resulting in a cash tax benefit to the Company. The OB3 Act had an immaterial impact to the Company’s effective tax rate for the year ended December 31, 2025.

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

EPS. The following table presents the computations of basic and diluted EPS:

	Year Ended December 31,
	2025	2024	2023
Operations:
Net income (loss) (a)	$(107,832)	$34,465	$107,130
Net loss attributable to noncontrolling interest	23	198	345
Income attributable to participating securities (unvested shares and units) (b)	1,295	(373)	(1,074)
Net income (loss) used in EPS calculation	$(106,514)	$34,290	$106,401

Share information:
Basic weighted average common shares(c)	21,363,047	22,015,439	22,059,816
Diluted weighted average common shares(d)	21,363,047	22,015,439	22,173,918

Basic EPS	$(4.99)	$1.56	$4.82
Diluted EPS	$(4.99)	$1.56	$4.80
(a)Net income (loss) attributable to all stockholders.
(b)Participating securities included 266,079, 243,007, and 226,410 unvested restricted stock units (“RSUs”) for the years ended December 31, 2025, 2024, and 2023, respectively.
(c)Under the two class method, basic weighted average common shares exclude outstanding unvested participating securities.
(d)The impacts of the Convertible Senior Notes and stock options were included in the diluted weighted average common shares if the inclusion was dilutive. The Convertible Senior Notes would only have a dilutive impact if the average market price per share during the year end exceeds the conversion price of $96.24 per share. There was no dilutive impact for the years ended December 31, 2025 and 2024.

Share Repurchase. On February 29, 2024, the Company announced that its Board of Directors approved a $100,000 share repurchase program. Under the share repurchase program, the Company can repurchase stock from time to time for cash in open market purchases, privately negotiated transactions, or by other means, in accordance with applicable securities laws and other legal requirements. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice. During the year ended December 31, 2025, the Company did not repurchase any shares of Common Stock. During the year ended December 31, 2024, the Company repurchased 886,936 shares of Common Stock for $46,588. As of December 31, 2025, there were approximately $53,412 remaining under the share repurchase program.
Shares Outstanding Activity. The following table presents the Company’s share activity:

	Shares Outstanding
	Preferred Stock	Common Stock
Balance at December 31, 2023	437	22,016,113
Issuance of Common Stock	—	91,051
Repurchase of Common Stock (a)	—	(912,457)
Balance at December 31, 2024	437	21,194,707
Issuance of Common Stock	—	131,239
Repurchase of Common Stock	—	(31,631)
Balance at December 31, 2025	437	21,294,315
(a) 886,936 shares were repurchased during the year ended December 31, 2024, pursuant to the Company’s share repurchase program. The remaining shares repurchased were related to the tax withholding on equity-based compensation.

Dividends and Dividend Equivalents. The following table presents the Company’s dividend and dividend equivalent information:

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared	Paid	Dividend payment	Dividend equivalent payment(a)(b)	Total payment(b)
2025
February 26	March 14	March 28	$0.12	$0.12	$2,553	$25	$2,578
May 1	May 16	May 30	0.12	0.12	2,553	25	2,578
July 31	August 15	August 29	0.12	0.12	2,555	28	2,583
October 29	November 14	November 28	0.12	0.12	2,555	31	2,586
			$0.48	$0.48	$10,216	$109	$10,325
2024
February 22	March 15	March 29	$0.12	$0.12	$2,641	$31	$2,672
May 2	May 17	May 31	0.12	0.12	2,642	30	2,672
August 1	August 16	August 30	0.12	0.12	2,639	30	2,669
October 31	November 15	November 29	0.12	0.12	2,588	29	2,617
			$0.48	$0.48	$10,510	$120	$10,630
2023
February 23	March 10	March 24	$0.12	$0.12	$2,640	$29	$2,669
May 4	May 19	June 2	0.12	0.12	2,641	27	2,668
August 3	August 18	September 1	0.12	0.12	2,642	27	2,669
November 2	November 17	December 1	0.12	0.12	2,642	27	2,669
			$0.48	$0.48	$10,565	$110	$10,675
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

The following table provides supplemental balance sheet classification information related to leases:

		December 31,
Leases	Balance Sheet Classification	2025	2024
Assets
Operating	Operating lease right-of-use assets, net	$13,847	$15,540
Total leased assets		$13,847	$15,540

Liabilities
Current Operating	Accrued expenses	$3,732	$4,157
Noncurrent Operating	Long-term operating lease liabilities	10,561	11,940
Total operating lease liability		$14,293	$16,097

The following table presents the components of lease costs:

	Year Ended December 31,
	2025	2024
Operating lease costs	$4,828	$3,623
Short-term lease costs	435	383
Net lease costs(a)	$5,263	$4,006
(a) Recorded as a component of operating income on the Company’s Consolidated Statements of Income (Loss).

The following table presents supplemental cash flow and non-cash activity related to lease information:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,822	$3,612

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$763	$6,661

The following table presents weighted average discount rate and remaining lease term:

	December 31,
	2025	2024
Weighted average discount rate
Operating leases	4.94%	4.43%

Weighted average remaining lease term
Operating leases	4.5 years	4.4 years

As of December 31, 2025, the future payments under operating leases having initial terms of one year or more were as follows:

2026	$4,341
2027	4,176
2028	3,344
2029	1,132
2030	983
Thereafter	2,085
Total lease payments	16,061
Less interest	(1,768)
Total operating lease liability	$14,293

NOTE 11: COMMITMENTS AND CONTINGENCIES

Commitments. The Company has completed several projects that were financed using industrial revenue bonds in the state of Kentucky. Traditionally, industrial revenue bonds have been used as an economic development tool in the state to attract desirable businesses, including business in the bourbon industry, and have allowed a 15 to 40 year real property tax abatement on the Company’s renovated and newly-constructed warehouse buildings and distilleries in Kentucky. As of December 31, 2025, approximately $50,000 of the Company’s facilities in Nelson County Kentucky and approximately $39,300 of the Company’s facilities in Williamstown, Kentucky were financed with industrial revenue bonds. The city then leased the facilities back to the Company under a capital lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay principal and interest on the bonds. The Company’s obligation to pay rent under the lease is in the same amount and due on the same date as the obligation to pay debt service on the bonds which the Company holds. The lease permits the Company to present the bonds at any time for cancellation, upon which our obligation to pay basic rent would be canceled. At the bonds’ maturity the facilities will revert to the Company without costs. If the Company were to present the bonds for cancellation prior to maturity, a nominal fee could be incurred. The Company may not be able to use industrial revenue bonds in the future due to legislative, regulatory, and related changes in the state of Kentucky.

The Company recorded the land and building assets as property, plant, and equipment, net, on its Consolidated Balance Sheets under a capital lease. The lease payment on the facilities is sufficient to pay principal and interest on the bonds. Because the Company owns all of the outstanding bonds, has a legal right to set-off, and intends to set-off the corresponding lease and interest payment, the Company netted the capital lease obligation with the bond asset and, in turn, reflected no amount for the obligation or the corresponding asset on its Consolidated Balance Sheets at December 31, 2025 and 2024.

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

On January 23, 2025, a putative derivative lawsuit captioned Sebald v. Colo, et al., Case No. 2:25-cv-02034, was filed in the United States District Court for the District of Kansas against two of the Company’s former Chief Executive Officers, its current Chief Financial Officer, and the members of its Board of Directors (the “Sebald Action”). On March 17, 2025, a second putative derivative lawsuit captioned Reid v. Bratcher, et al., Case No. 2:25-cv-02127, was filed in the United States District

Court for the District of Kansas against the same defendants (the “Reid Action”). On July 1, 2025, the respective plaintiffs in these cases filed a consolidated amended complaint (the “Consolidated Action”). On May 15, 2025, a third putative derivative lawsuit captioned Kruitwagen v. Bratcher, et al., Case No. 2:25-cv-02262, was filed in the United States District Court for the District of Kansas against the same defendants as in the Consolidated Action (the “Kruitwagen Action”). The Company is a “Nominal Defendant” in the lawsuits, which reflects the fact that the lawsuits are maintained by the respective named plaintiffs on behalf of the Company and that the plaintiffs seek damages on the Company’s behalf. The complaints allege, among other things, that the defendants breached their fiduciary duties and violated federal securities laws by causing the Company to make false and/or misleading statements and/or omissions in public filings during the class period alleged in the securities action and also allege breaches of fiduciary duties by failing to maintain internal controls. The complaints also allege breaches of fiduciary duties by seeking shareholder approval of an equity incentive plan, and causing the Company to repurchase its own stock at artificially inflated prices. The complaints bring additional claims for unjust enrichment, abuse of control, gross mismanagement, aiding and abetting breaches of fiduciary duties, and waste of corporate assets and seek indemnity and contribution from the named current and former officers. On July 24, 2025 and July 28, 2025, the Court entered orders staying the Consolidated Action and the Kruitwagen Action, respectively, pending an outcome on the motion to dismiss filed in the putative securities class action. The defendants believe there are substantial defenses to the claims asserted and intend to defend the lawsuits vigorously.

NOTE 12: EMPLOYEE BENEFIT PLANS

401(k) Plans.  The Company has established 401(k) plans covering all U.S. employees after certain eligibility requirements are met.  Amounts charged to operations for employer contributions related to the plans totaled $2,820, $2,836, and $2,810 for 2025, 2024, and 2023, respectively.

Post-Employment Benefits.  The Company sponsors life insurance coverage as well as medical benefits, including prescription drug coverage, to certain retired employees and their spouses.  In 2014, the Company made a change to the plan to terminate post-employment health care and life insurance benefits for retirees and employees, except for a specified grandfathered group. As of December 31, 2025 the total current and non-current benefit obligations are immaterial.

Share-Based Compensation Plans. The Company has one equity-based compensation plan, the 2024 Equity Incentive Plan (the “2024 Plan”), which was approved by the stockholders of the Company in May 2024. The 2024 Plan initially authorized 1,319,320 shares for issuance, subject to the adjustment and add-back provision of the 2024 Plan. The 2024 Plan provides for the awarding of stock options, stock appreciation rights, shares of restricted stock, RSUs, performance stock units (“PSUs”), and other stock-based awards for executive officers and other employees, as well as non-employee directors and certain consultants and advisors. As of December 31, 2025, 907,717 shares remain available for issuance under the 2024 Plan, with PSUs counted at the target level established on the award’s grant date.

The Consolidated Statements of Income (Loss) for 2025, 2024, and 2023 reflect total share-based compensation costs and director fees for awarded grants of $4,704, $4,016, and $5,425, respectively, related to these 2024 Plans and predecessor equity compensation plans. Compensation expense related to share-based compensation arrangements is based on the market price of the stock on the date the Board of Directors communicates the approved award and is amortized over the vesting period of the restricted stock award.

Stock Options. Nonqualified stock options are granted with an exercise price equal to the closing price per share of the Company’s Common Stock on the grant date. Nonqualified stock options generally vest and become exercisable two years from the grant date, and expire ten years following the grant date. The fair value of each stock option award is estimated using a Black-Scholes-Merton model and is expensed on a straight line basis over the vesting period, which is generally two years.

The following table presents the weighted average fair value of stock options granted and the weighted average assumptions used in the Black-Scholes-Merton model for stock options granted in 2025:

Year Ended December 31,
2025
Grant-date fair value	$11.97
Expected term(1)	6 years
Expected volatility(2)	46.3%
Risk-free interest rate(3)	3.8%
Expected dividend yield(4)	1.7%
(1) The expected term equals the average of the vesting period and the contractual life.
(2) The expected volatility is based on the historical volatility levels of the Company’s Common Stock.
(3) The risk free interest rate for the period matching the expected term of the stock options is based on the U.S. Treasury yield curve for constant maturities.
(4) The dividend yield is the calculated yield on the closing market price per share of the Company’s Common Stock on the grant date.

The following table presents stock option activity during 2025:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2025	—	$—
Granted	138,310	28.54
Outstanding as of December 31, 2025	138,310	$28.54
Exercisable as of December 31, 2025	—

As of December 31, 2025, the weighted average remaining contractual life for the outstanding stock options was 1.6 years.

Restricted Stock Units. RSU awards are based on service and generally vest over a three year period from the date of the grant. The following table presents the summary of unvested RSUs under the Company’s share-based compensation plans for 2025, 2024, and 2023:

	Year Ended December 31,
	2025		2024		2023
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Unvested balance at beginning of year	243,007	$84.29	226,410	$77.56	179,538	$65.11
Granted	136,644	30.90	115,411	84.90	71,728	96.87
Forfeited	(7,796)	75.16	(16,872)	86.88	(2,264)	81.76
Vested	(105,776)	75.78	(81,942)	66.04	(22,592)	39.47
Unvested balance at end of year	266,079	$60.52	243,007	$84.29	226,410	$77.56

During 2025, 2024, and 2023, the total grant date fair value of RSU awards vested was $8,016, $5,411, and $892, respectively. As of December 31, 2025, there was $4,160 of total estimated unrecognized compensation costs (net of estimated forfeitures) related to granted RSU awards.  These costs are expected to be recognized over a weighted average period of approximately 1.6 years.

Upon their vesting, the Company purchased RSUs from employees to cover associated withholding taxes. Total treasury stock purchases added 31,631 shares for $1,035 in 2025; 25,521 shares for $2,185 in 2024; and 8,437 shares for $801 in 2023.

Performance Stock Units. PSU awards are based on service and the satisfaction of certain performance metrics. The performance metrics for PSUs granted in 2025 are adjusted operating income, adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and adjusted basic EPS for 2025. The PSUs generally have a vesting period of three years and the actual number of shares to be awarded upon vesting can range between 0 percent to 200 percent of the target award, based upon the achievement of the performance metrics.

The following table presents the summary of unvested PSUs under the Company’s share-based compensation plans for 2025:

	Year Ended December 31,
	2025
	Units	Weighted Average Grant-Date Fair Value
Unvested balance at beginning of year	—	$—
Granted	149,308	29.98
Forfeited	(5,840)	31.43
Unvested balance at end of year	143,468	$29.92

As of December 31, 2025, there was $3,100 of total estimated unrecognized compensation costs (net of estimated forfeitures) related to granted PSU awards.  These costs are expected to be recognized over a weighted average period of approximately 2.4 years.

Annual Cash Incentive Plan. Pursuant to the Company’s Short-Term Incentive Plan (the “STI Plan”), short-term incentive compensation is dependent on the achievement of certain performance metrics. The degree of achievement of each financial performance metric for each plan year is calculated in accordance with the STI Plan, which allows for adjustments to eliminate unusual items. For 2025, 2024, and 2023, the financial performance metrics were adjusted operating income, adjusted EBITDA, and adjusted EPS. Amounts expensed under the STI Plan totaled $8,750 and $13,443 for 2025 and 2023, respectively. There were no amounts expensed under the STI Plan for 2024.

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan (the “EDC Plan”) effective as of June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company’s obligations under this plan will change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the plan. Realized and unrealized gains (losses) on the EDC plan investments were insignificant and were included as a component of operating income in the Company’s Consolidated Statements of Income (Loss), because the Company’s deferred compensation investments consist of mutual funds that are considered trading securities.

Plan investments are classified as Level 1 in the fair value hierarchy since the investments trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. The current portion of the EDC Plan deferrals is comprised of estimated amounts to be paid within one year depending on timing of planned disbursements. At December 31, 2025 and 2024, the EDC Plan investments were $2,236 and $3,653, respectively, which were recorded in other assets on the Company’s Consolidated Balance Sheets. The EDC Plan current liabilities were $585 and $1,520 at December 31, 2025 and 2024, respectively, and were included in accrued expenses and other on the Company’s Consolidated Balance Sheets. The EDC Plan non-current liabilities were $1,651 and $2,132 as of December 31, 2025 and 2024, respectively, which were recorded in Other non-current liabilities on the Company’s Consolidated Balance Sheets.

NOTE 13: CONCENTRATIONS AND RELATED PARTIES

Significant customers.  For 2025, one customer of the Branded Spirits segment accounted for approximately 16 percent of consolidated sales and one customer of the Ingredient Solutions segment accounted for approximately 14 percent of consolidated sales. For 2024, one customer of the Branded Spirits segment accounted for approximately 13 percent of consolidated sales and one customer of the Ingredient Solutions segment accounted for approximately 12 percent of consolidated sales. For 2023, the Company had sales to one customer that accounted for approximately 11 percent of consolidated sales. During the years 2025, 2024, and 2023, the Company’s ten largest customers accounted for approximately 54 percent, 53 percent, and 44 percent of consolidated sales, respectively.

Significant suppliers. For 2025, the Company had purchases from two suppliers that approximated 19 percent of consolidated purchases. In addition, the Company’s ten largest suppliers accounted for approximately 44 percent of consolidated purchases.

For 2024, the Company had purchases from two suppliers that approximated 25 percent of consolidated purchases. In addition, the Company’s ten largest suppliers accounted for approximately 57 percent of consolidated purchases.

For 2023, the Company had purchases from two grain suppliers that approximated 20 percent of consolidated purchases. In addition, the Company’s ten largest suppliers accounted for approximately 51 percent of consolidated purchases.

Related Parties. For the years ended December 31, 2025, 2024, and 2023 the Company purchased $22,866, $26,345, and $41,520, respectively, of finished goods from LMX and bulk beverage alcohol from the other 50 percent owner of DGL. The Company holds 50 percent interest in DGL and Agricola, which is accounted for as equity method investments. See Note 1, Nature of Operations and Summary of Significant Accounting Policies.

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

NOTE 14: OPERATING SEGMENTS

At December 31, 2025, the Company had three segments: Branded Spirits, Distilling Solutions, and Ingredient Solutions. The Company’s operating segments are based on the financial information the chief operating decision maker uses to allocate resources and evaluate performance of the business. During the year ended December 31, 2025, the chief operating decision maker was the Company’s Chief Executive Officer. The Branded Spirits segment consists of a portfolio of high quality branded spirits which are produced through the distilleries and bottling facilities. The Distilling Solutions segment consists of food grade alcohol (primarily brown goods) and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry). The Distilling Solutions segment also includes warehouse services, such as barrel put away, barrel storage, and barrel retrieval services. The Ingredient Solutions segment consists of specialty starches and proteins as well as commodity starches and proteins. Intersegment sales and transfers are recorded at cost and are treated as a transfer of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

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

The following tables present summarized financial information for each segment:

	Year Ended December 31, 2025
	Branded Spirits	Distilling Solutions	Ingredient Solutions	Corporate	Total
Sales(a)	$232,941	$181,400	$122,034	$—	$536,375
Cost of Goods Sold	117,621	112,798	106,547	—	336,966
Gross Profit	115,320	68,602	15,487	—	199,409
Advertising and promotion expense	29,231	696	1,036	120	31,083
SG&A expense	35,647	2,827	3,937	42,408	84,819
Goodwill and indefinite-lived intangible asset impairment	152,622	—	—	—	152,622
Change in fair value of contingent consideration	25,500	—	—	—	25,500
Operating income (loss)	$(127,680)	$65,079	$10,514	$(42,528)	$(94,615)

Depreciation and amortization	$8,607	$8,177	$5,899	$1,403	$24,086

	Year Ended December 31, 2024
	Branded Spirits	Distilling Solutions	Ingredient Solutions	Corporate	Total
Sales(a)	$240,816	$332,204	$130,605	$—	$703,625
Cost of Goods Sold	122,620	190,277	104,411	—	417,308
Gross Profit	118,196	141,927	26,194	—	286,317
Advertising and promotion expense	36,909	1,352	1,714	533	40,508
SG&A expense	39,711	2,970	3,949	34,761	81,391
Impairment of long-lived assets and other	—	137	—	—	137
Goodwill impairment	73,755	—	—	—	73,755
Change in fair value of contingent consideration	16,100	—	—	—	16,100
Operating income (loss)	$(48,279)	$137,468	$20,531	$(35,294)	$74,426

Depreciation and amortization	$8,035	$7,893	$4,711	$1,350	$21,989

	Year Ended December 31, 2023
	Branded Spirits	Distilling Solutions	Ingredient Solutions	Corporate	Total
Sales(a)	$253,933	$450,854	$131,736	$—	$836,523
Cost of Goods Sold	141,152	305,890	84,769	—	531,811
Gross Profit	112,781	144,964	46,967	—	304,712
Advertising and promotion expense	34,463	1,127	2,400	223	38,213
SG&A expense	37,389	2,301	3,838	47,867	91,395
Impairment of long-lived assets and other	—	19,391	—	—	19,391
Change in fair value of contingent consideration	7,100	—	—	—	7,100
Operating income (loss)	$33,829	$122,145	$40,729	$(48,090)	$148,613

Depreciation and amortization	$6,952	$11,833	$2,574	$754	$22,113
(a)Sales from foreign sources totaled $36,497, $36,240, and $49,822 for the years ended December 31, 2025, 2024, and 2023, respectively, and are largely derived from the United Kingdom, Japan, Canada, Mexico, and Australia.  The balance of total sales is from domestic sources.

The following table allocates assets to each segment as of:

	December 31,
	2025	2024
Identifiable Assets
Branded Spirits	$734,459	$862,458
Distilling Solutions	342,449	382,432
Ingredient Solutions	133,807	132,003
Corporate	25,149	28,892
Total(a)	$1,235,864	$1,405,785
(a)As of December 31, 2025 and 2024, the Company had $5,120 and $4,042, respectively, of long-lived assets located in Northern Ireland.

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2025	2024	2023
Non-cash investing and financing activities:
Purchase of property, plant, and equipment in accounts payable	$3,989	$17,590	$15,610
Additional cash payment information:
Interest paid	9,417	10,569	9,241
Income taxes paid	10,659	36,068	35,144

See Note 10, Leases for operating lease supplemental cash flow information.

NOTE 16: SUBSEQUENT EVENTS

Dividend Declaration. On February 25, 2026, the Company announced a quarterly dividend payable to stockholders of record of the Company’s Common Stock, resulting in dividend equivalents payable to RSU holders, of $0.12 per share and per RSU. The dividend and dividend equivalents are payable on March 27, 2026, to stockholders of record and RSU holders as of March 13, 2026.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”)) as of December 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

REPORT ON INTERNAL CONTROLS

Management’s Report on Internal Control Over Financial Reporting and our independent registered public accounting firm’s attestation report on our internal control over financial reporting can be found under Item 8. Financial Statements and Supplementary Data.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal control over financial reporting required by Exchange Act Rule 13a-15 that occurred during 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Director and Officer Trading Arrangements. During the quarter ended December 31, 2025, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408(a) of Regulation S-K).

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the information under Part I—Item 1—Information about our Executive Officers in this Report and under Board of Directors—Board Nominees for Election; Corporate Governance—Director Nomination Process; Corporate Governance—Audit Committee; Compensation Discussion and Analysis—Insider Trading Policy and Prohibition on Hedging, Pledging, and Short Sales and Delinquent Section 16(a) Reports of the Proxy Statement.

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
•Consolidated Statements of Income (Loss) – Years Ended December 31, 2025, 2024, and 2023.
•Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2025, 2024, and 2023.
•Consolidated Balance Sheets - December 31, 2025 and 2024.
•Consolidated Statements of Cash Flows – Years Ended December 31, 2025, 2024, and 2023.
•Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2025, 2024, and 2023.
•Notes to Consolidated Financial Statements - Years Ended December 31, 2025, 2024, and 2023.

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

3.2	Amended and Restated Bylaws of MGP Ingredients, Inc., dated December 11, 2025 (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed December 16, 2025 )
4.1
Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated February 14, 2020 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 18, 2020)

4.2
Amendment No. 1 to Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated January 25, 2021 (Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed February 25, 2021)

4.3
Amendment No. 2 to Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated May 14, 2021 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 20, 2021)

4.4
Amendment No. 3 to Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, dated August 31, 2022 (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed November 3, 2022)

4.5
Amended and Restated Credit Agreement among MGP Ingredients, Inc., Wells Fargo Bank, National Association, and the other lenders and parties thereto, dated April 24, 2025 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 29, 2025)

4.6*
Amendment No. 1 to Amended and Restated Credit Agreement Credit Agreement between MGP Ingredients, Inc. and Wells Fargo Bank, National Association, and the other lenders and parties thereto, dated February 20, 2026

4.7
Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc., PGIM, Inc., and certain purchasers affiliated with PGIM, Inc., dated August 23, 2017 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on August 24, 2017)

4.8
Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc., PGIM, Inc., and certain purchasers affiliated with PGIM, Inc., dated February 14, 2020 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed February 18, 2020)

4.9
Second Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc. and certain noteholders affiliated with PGIM, Inc., dated September 30, 2020 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 2, 2020)

4.10
Third Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc. and certain noteholders affiliated with PGIM, Inc., dated January 25, 2021 (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K filed February 25, 2021)

4.11
Fourth Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc. and certain noteholders affiliated with PGIM, Inc., dated May 14, 2021 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 20, 2021)

4.12
Fifth Amendment to Note Purchase and Private Shelf Agreement, dated August 31, 2023, among MGP Ingredients, Inc. and certain note holders affiliated with PGIM, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 6, 2023)

4.13
Sixth Amendment to Note Purchase and Private Shelf Agreement between MGP Ingredients, Inc. and certain noteholders affiliated with PGIM, Inc., dated April 24, 2025 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 29, 2025)

4.14
Notice of Shelf Notes Upsize Authorization, dated July 29, 2021 between PGIM, Inc. and MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed August 4, 2021)

4.15*	Seventh Amendment to Note Purchase and Private Shelf Agreement, dated February 20, 2026, among MGP Ingredients, Inc. and certain note holders affiliated with PGIM, Inc.
4.16
Indenture, dated November 16, 2021, among MGP Ingredients, Inc., the subsidiary guarantors and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed November 16, 2021)

4.17	Form of 1.875% Convertible Senior Note due 2041 (included as Exhibit A to Exhibit 4.12 above)
4.18	Description of Registrant's Securities (incorporated by reference to the Exhibit 4.13 of the Company's Annual Report on Form 10-K filed February 23, 2023)
10.1+	MGP Ingredients, Inc. 2014 Equity Incentive Plan (as amended and restated) (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed May 20, 2016)
10.2+	MGP Ingredients, Inc. 2024 Equity Incentive Plan (Incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed April 9, 2024)
10.3+	MGPI Processing, Inc. Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K filed February 27, 2019)

10.4+
Employment Agreement between David J. Colo and MGP Ingredients, Inc. entered into February 7, 2020 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 11, 2020)

10.5+
Employment Agreement between David Bratcher and MGP Ingredients, Inc. dated October 31, 2023 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 2, 2023)

10.6+	Offer Letter between Julie Francis and MGP Ingredients, Inc. dated as of July 18, 2025 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 21, 2025)
10.7+
Retirement and Transition Agreement between David J. Colo and MGP Ingredients, Inc. dated October 31, 2023 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 2, 2023)

10.8
Shareholders Agreement, dated as of April 1, 2021, by and among MGP Ingredients, Inc. and certain shareholders of MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 1, 2021)

10.9
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

10.11+	Amended and Restated Executive Severance Plan dated May 25, 2022 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 4, 2022)
10.12+
Form of Agreement as to Award of Restricted Stock Units Granted Under the 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 5, 2021)

10.13+
Form of Agreement as to Award of Restricted Stock Units Granted Under the 2014 Equity Incentive Plan (cliff vesting)(Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 20, 2022)

10.14+
Form of Agreement as to Award of Restricted Stock Units Granted Under the 2014 Equity Incentive Plan (3-year pro rata vesting)(Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 20, 2022)

10.15+	Form of Amendment to Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 20, 2022)
10.16 +
Form of Agreement as to Award of Restricted Stock Units Granted Under the 2014 Equity Incentive Plan (3-year pro rata vesting) (Incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K filed February 2,2024)

10.17+	Form of Restricted Stock Unit Award Agreement under the 2024 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 20, 2024)
10.18+	MGP Ingredients, Inc. Short Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 13, 2025)
10.19+
Form of Non-Employee Director Restricted Stock Unit Agreement under the 2024 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 16, 2025)

10.20+	RSU Award Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 13, 2025)
10.21+	PSU Award Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 13, 2025)
10.22+	Form of Non-Qualified Stock Option Agreement between Julie Francis and MGP Ingredients, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 21, 2025)
10.23+
Letter agreement relating to additional severance benefits, dated June 27, 2022, between the Company and David Bratcher (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 30, 2022)

10.24+	Transition Agreement, dated December 19, 2024, between the Company and David Bratcher (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 20, 2024)
10.25+	Interim Service Agreement, dated December 19, 2024, between the Company and Brandon Gall (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 20, 2024)
10.26+	Transition Agreement, dated April 23, 2024, between the Company and Curtis Landherr (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 26, 2024)
19	Insider Trading Policy (incorporated by reference to Exhibit 19 of the Company’s Annual Report on Form 10-K as filed February 26, 2025)
21*	Subsidiaries of the Company
23.1*	Consent of KPMG, LLP, Independent Registered Public Accounting Firm
24*	Powers of Attorney executed by all officers and directors of the Company who have signed this report on Form 10-K (Incorporated by reference to the signature pages of this report)
31.1*	CEO Certification pursuant to Rule 13a-14(a)

31.2*	CFO Certification pursuant to Rule 13a-14(a)
32.1**	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
32.2**	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
97	Compensation Clawback Policy for Section 16 Officers (Incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K filed on February 23, 2024)
101
The following financial information from MGP Ingredients, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, and (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows (and in the case of (ii), (iii), (iv) and (v)) for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, and (vi) the Notes to the Consolidated Financial Statements.

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

MGP INGREDIENTS, INC.

Date: February 25, 2026	By	/s/ Julie Francis
Julie Francis, President and Chief Executive Officer

Date: February 25, 2026	By	/s/ Brandon M. Gall
Brandon M. Gall, Chief Financial Officer

POWER OF ATTORNEY

Know all people by these presents, that each person whose signature appears below constitutes and appoints Julie Francis, Brandon M. Gall and Kathleen Molamphy, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby confirming all that said attorneys-in-fact and agents or either of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 25, 2026.

Name	Title	Date
/s/ Julie Francis
Julie Francis	President and Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2026

/s/ Brandon M. Gall
Brandon M. Gall	Brandon M. Gall, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2026

/s/ Thomas A. Gerke
Thomas A. Gerke	Director	February 25, 2026

/s/ Gerardo I. Lopez
Gerardo I. Lopez	Director	February 25, 2026

/s/ Jennifer Lowry
Jennifer Lowry	Director	February 25, 2026

/s/ Donn Lux
Donn Lux	Director	February 25, 2026

/s/ Lori S. Mingus
Lori S. Mingus	Director	February 25, 2026

/s/ Kevin S. Rauckman
Kevin S. Rauckman	Director	February 25, 2026

/s/ Martin Roper
Martin Roper	Director	February 25, 2026

/s/ Todd B. Siwak
Todd B. Siwak	Director	February 25, 2026