Form 10-Q
period 2026-03-31
MGP INGREDIENTS INC
filed 2026-04-29
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
21,371,237 shares of Common Stock, no par value, as of April 24, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Quarter Ended March 31,
	2026	2025
Sales	$106,427	$121,653
Cost of sales	72,845	78,323
Gross profit	33,582	43,330
Advertising and promotion expenses	6,191	8,172
Selling, general, and administrative expenses	21,066	21,205
Goodwill and other long-lived assets impairment	179,526	—
Change in fair value of contingent consideration	—	14,700
Operating loss	(173,201)	(747)
Interest expense, net	(1,421)	(1,854)
Other income (expense), net	(50)	215
Loss before income taxes	(174,672)	(2,386)
Income tax expense (benefit)	(39,865)	671
Net loss	(134,807)	(3,057)
Attributable to noncontrolling interest	3	33
Net loss attributable to MGP Ingredients, Inc.	(134,804)	(3,024)
Attributable to participating securities	(35)	30
Net loss used in earnings per common share calculation	$(134,839)	$(2,994)

Weighted average common shares
Basic	21,389,441	21,342,531
Diluted	21,389,441	21,342,531

Earnings per common share
Basic	$(6.30)	$(0.14)
Diluted	$(6.30)	$(0.14)

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Quarter Ended March 31,
	2026	2025
Net loss attributable to MGP Ingredients, Inc.	$(134,804)	$(3,024)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency translation adjustment	(244)	317
Change in Company-sponsored post-employment benefit plan	(21)	(21)
Other comprehensive income (loss)	(265)	296

Comprehensive loss attributable to MGP Ingredients, Inc.	(135,069)	(2,728)

Comprehensive loss attributable to noncontrolling interest	(3)	(33)
Comprehensive loss	$(135,072)	$(2,761)

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

	March 31, 2026	December 31, 2025
Current Assets
Cash and cash equivalents	$10,357	$18,460
Receivables, net (less allowance for credit loss, $1,190 at both March 31, 2026, and December 31, 2025)	86,637	116,160
Inventory	403,107	382,741
Prepaid expenses	5,814	2,139
Refundable income taxes	134	3,209
Total current assets	506,049	522,709
Property, plant, and equipment	569,739	594,898
Less accumulated depreciation and amortization	(272,199)	(266,911)
Property, plant, and equipment, net	297,540	327,987
Operating lease right-of-use assets, net	11,885	13,847
Investment in joint venture	6,692	8,211
Intangible assets, net	206,893	244,696
Goodwill	—	115,667
Other assets	2,240	2,747
Total assets	$1,031,299	$1,235,864
Current Liabilities
Current maturities of long-term debt	$6,400	$6,400
Accounts payable	49,750	54,589
Contingent consideration	110,800	110,800
Federal and state excise taxes payable	3,654	5,755
Accrued expenses and other	14,387	22,507
Total current liabilities	184,991	200,051
Long-term debt, less current maturities	42,295	49,735
Convertible senior notes	196,263	196,183
Long-term operating lease liabilities	9,007	10,561
Other noncurrent liabilities	2,246	2,534
Deferred income taxes	16,856	60,010
Total liabilities	451,658	519,074
Commitments and Contingencies (Note 7)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 23,125,166 shares at March 31, 2026 and December 31, 2025; and 21,369,125 and 21,294,315 shares outstanding at March 31, 2026 and December 31, 2025, respectively	6,715	6,715
Additional paid-in capital	328,479	330,872
Retained earnings	308,307	445,736
Accumulated other comprehensive loss	(638)	(373)
Treasury stock, at cost, 1,756,041 and 1,830,851 shares at March 31, 2026 and December 31, 2025, respectively	(61,577)	(64,518)
Total MGP Ingredients, Inc. stockholders’ equity	581,290	718,436
Noncontrolling interest	(1,649)	(1,646)
Total equity	579,641	716,790
Total liabilities and equity	$1,031,299	$1,235,864
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Quarter to Date Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(134,807)	$(3,057)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,265	5,808
Goodwill and other long-lived assets impairment	179,526	—
Share-based compensation	673	742
Equity method investment loss (gain)	19	(257)
Deferred income taxes, including change in valuation allowance	(43,154)	64
Change in fair value of contingent consideration	—	14,700
Other, net	290	73
Changes in operating assets and liabilities:
Receivables, net	29,441	40,594
Inventory	(20,299)	(13,439)
Prepaid expenses	(3,668)	(1,025)
Income taxes payable (refundable)	3,075	(2,094)
Accounts payable	(1,285)	(146)
Accrued expenses and other	(6,792)	2,857
Federal and state excise taxes payable	(2,102)	(98)
Other, net	(227)	(38)
Net cash provided by operating activities	6,955	44,684

Cash Flows from Investing Activities
Additions to property, plant, and equipment	(5,722)	(19,926)
Distributions from equity method investment	1,500	—
Other, net	449	—
Net cash used in investing activities	(3,773)	(19,926)

Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(2,598)	(2,578)
Repurchase of Common Stock	(886)	(1,035)
Proceeds from long-term debt	10,000	—
Principal payments on long-term debt	(17,600)	(26,600)
Net cash used in financing activities	(11,084)	(30,213)

Effect of exchange rate changes on cash and cash equivalents	(201)	294
Decrease in cash and cash equivalents	(8,103)	(5,161)
Cash and cash equivalents, beginning of period	18,460	25,273
Cash and cash equivalents, end of period	$10,357	$20,112
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Quarter to Date Ended March 31, 2026 and 2025
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2025	$4	$6,715	$330,872	$445,736	$(373)	$(64,518)	$(1,646)	$716,790
Comprehensive loss:
Net loss	—	—	—	(134,804)	—	—	(3)	(134,807)
Other comprehensive loss	—	—	—	—	(265)	—	—	(265)
Dividends declared(a)	—	—	—	(2,625)	—	—	—	(2,625)
Share-based compensation	—	—	1,434	—	—	—	—	1,434
Stock shares awarded, forfeited or vested	—	—	(3,827)	—	—	3,827	—	—
Stock shares repurchased	—	—	—	—	—	(886)	—	(886)
Balance, March 31, 2026	$4	$6,715	$328,479	$308,307	$(638)	$(61,577)	$(1,649)	$579,641

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2024	$4	$6,715	$332,195	$563,929	$(658)	$(68,019)	$(1,623)	$832,543
Comprehensive loss:
Net loss	—	—	—	(3,024)	—	—	(33)	(3,057)
Other comprehensive income	—	—	—	—	296	—	—	296
Dividends declared(a)	—	—	—	(2,578)	—	—	—	(2,578)
Share-based compensation	—	—	524	—	—	—	—	524
Stock shares awarded, forfeited or vested	—	—	(3,784)	—	—	3,784	—	—
Stock shares repurchased	—	—	—	—	—	(1,035)	—	(1,035)
Balance, March 31, 2025	$4	$6,715	$328,935	$558,327	$(362)	$(65,270)	$(1,656)	$826,693

(a)Dividends and dividend equivalents were $0.12 per common share, per restricted stock unit, and per performance stock unit for the quarters ended March 31, 2026 and 2025.

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

Note 1.  Accounting Policies and Basis of Presentation

The Company. MGP Ingredients, Inc. (“MGP” or the “Company”) is a Kansas corporation headquartered in Atchison, Kansas and is a leading producer of branded and distilled spirits, as well as food ingredient solutions. The Company has an extensive award-winning global portfolio of its own high quality branded spirits, which are produced through its distilleries and bottling facilities and sold to distributors. The Company’s branded spirits products account for a range of price points from value products through premium plus brands. Distilled spirits include premium bourbon, rye, and other American whiskeys (“brown goods”) and grain neutral spirits (“GNS”), including vodka and gin. The Company’s distilled spirits are either sold directly or indirectly to manufacturers of other branded spirits. The Company’s protein and starch food ingredients are predominantly wheat based and provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. The ingredient products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries.

The Company reports three operating segments: Branded Spirits, Distilling Solutions, and Ingredient Solutions.

Basis of Presentation and Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2026, should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”).  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

As of March 31, 2026, the Company held a 60 percent interest in Dos Primos Tequila, LLC (“Dos Primos”). The Company consolidated Dos Primos’ activity on the financial statements and presented the 40 percent non-controlling interest portion on a separate line. On April 1, 2026, the Company entered into a membership interest purchase agreement and acquired the remaining 40 percent non-controlling interest in Dos Primos.

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

Inventories are stated at the lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials. Inventory consists of the following:

	March 31, 2026	December 31, 2025
Finished goods	$45,949	$42,263
Barreled distillate (bourbons and other whiskeys)	316,257	301,665
Raw materials	28,949	25,534
Work in process	1,408	2,782
Maintenance materials	9,404	9,097
Other	1,140	1,400
Total	$403,107	$382,741

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

The Distilling Solutions segment routinely enters into bill and hold arrangements, whereby the Company produces and sells aged and unaged distillate to customers, and the product is barreled at the customer’s request and warehoused by the Company for an extended period of time in accordance with directions received from the Company’s customers. Even though the aged and unaged distillate remains in the Company’s possession, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in bill and hold transactions when the customer acceptance specifications have been met, legal title has transferred, the customer has a present obligation to pay for the product, and the risks and rewards of ownership have transferred to the customer. Additionally, all of the following bill and hold criteria have been met in order for control to be transferred to the customer: the reason for the bill and hold arrangement is substantive, the customer has requested the product be warehoused, the product has been identified as separately belonging to the customer, the product is currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or direct it to another customer.

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

Earnings Per Common Share (“EPS”).  Basic and diluted EPS is computed using the two-class method, which is an earnings allocation formula that determines net income per share for each class of the Company’s common stock, no par value (“Common Stock”) and participating securities according to dividends declared and participation rights in undistributed earnings.  Basic EPS amounts are computed by dividing net income attributable to common shareholders by the weighted average shares outstanding during each period. Diluted EPS is computed using the if-converted method by dividing the net income attributable to common shareholders by the weighted average shares outstanding, inclusive of the impact of potentially dilutive items such as the Convertible Senior Notes or stock options, except for where the result would be anti-dilutive as of the balance sheet date.

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

Goodwill and Indefinite-Lived Intangible Assets. The Company records goodwill and indefinite-lived intangible assets in connection with various acquisitions of businesses and allocates the goodwill and indefinite-lived intangible assets to its respective reporting units. All goodwill and indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets are related to the Branded Spirits reporting unit. The Company evaluates goodwill for impairment at least annually, in the fourth quarter, or on an interim basis if events and circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is less than the carrying value. To the extent that the carrying value exceeds fair value, an impairment of goodwill is recognized. Judgment is required in the determination of reporting units, the assignment of assets and liabilities to reporting units, including goodwill, and the determination of fair value of the reporting units. The Company separately evaluates indefinite-lived intangible assets for impairment. See Note 3, Goodwill and Other Intangible Assets for more information.

Impairment of Long-Lived Assets. The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of the assets group may not be fully recoverable. The Company determines the carrying amount of asset group compared to the future projected undiscounted cash flows as well as quantitative and qualitative factors. An impairment loss is recognized when the carrying value exceeds the fair value of the assets group.

During the quarter, the Company committed to a plan to abandon a long-lived asset at its distillery located in Bardstown, Kentucky, which is being temporarily idled beginning in May 2026. The Company has not placed the equipment, a feed dryer not used in the distillation process, into service and does not intend to sell it. As a result, during the quarter ended March 31, 2026, the Company recorded a $26,869 impairment of assets, which was recorded in goodwill and other long-lived assets impairment on the Condensed Consolidated Statement of Income (Loss). The impaired assets were recorded within the Branded Spirits segment.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. Excluding the impact of the conversion feature of the Convertible Senior Notes and using the stated maturity of 2041, the fair value of the Company’s debt was $190,344 and $195,527 at March 31, 2026 and December 31, 2025, respectively. The financial statement carrying value of total debt (net of unamortized loan fees) was $244,958 and $252,318 at March 31, 2026 and December 31, 2025, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

The fair value calculation of contingent consideration associated with the acquisition of Penelope Bourbon LLC (“Penelope”) uses unobservable inputs, such as estimated net sales over the term of the earn-out period, discount rates, and volatility rates. The contingent consideration is measured using the Monte Carlo simulation approach. The inputs used in the calculation of the contingent consideration liability are considered Level 3 under the fair value hierarchy due to the lack of relevant market activity. There was no adjustment to the fair value of the contingent consideration liability during the quarter ended March 31, 2026, as the Company achieved the maximum net sales target as defined in the Penelope acquisition agreement during the third quarter 2025. During the quarter ended March 31, 2025, there was $14,700 in adjustments to the fair value measurement of the contingent consideration obligation which was included in the change in fair value of contingent consideration on the Condensed Consolidated Statements of Income.

The fair value of the Company’s contingent consideration liability was $110,800 at both March 31, 2026 and December 31, 2025. The amount payable is based upon achievement of certain net sales targets between the acquisition date and December 31, 2025. The Company paid the full contingent consideration of $110,800 on April 28, 2026.

Fair value disclosure for deferred compensation plan investments is included in Note 8, Employee and Non-Employee Benefit Plans.

Equity Method Investments. The Company holds 50 percent interests in DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S.de R.L. de C.V. (“Agricola” and together with DGL, “LMX”), which are accounted for as equity method investments and are considered affiliates of the Company. The investment in LMX, which is recorded in investment in joint venture on the Condensed Consolidated Balance Sheets, was $6,692 and $8,211 at March 31, 2026 and December 31, 2025, respectively. During the quarters ended March 31, 2026 and 2025, the Company recorded a loss of $19 and gain of $257, respectively, from its equity method investments. Income from the equity method investment is recorded in other income, net on the Condensed Consolidated Statements of Income (Loss). Additionally, during the quarter ended March 31, 2026, the Company received a $1,500 distribution payment from LMX.

During the quarters ended March 31, 2026 and 2025, the Company purchased $1,462 and $4,042, respectively, of finished goods from LMX and bulk beverage alcohol from the other 50 percent owner of DGL.

Recently Adopted Accounting Standard Updates. ASU 2024-04, Induced Conversions of Convertible Debt Instruments, clarifies the requirement for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or extinguishments. This ASU is effective for annual periods beginning after December 15, 2025. Early adoption is permitted and can be applied either on a prospective basis or retrospective basis. The Company adopted this standard during the period, and it had no impact on the Company’s consolidated financial statements.

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

ASU 2025-11, Narrow-Scope Improvement (Topic 270 - Interim Reporting), clarifies the current interim reporting requirements and the form and content of the interim reporting requirements, and, includes a disclosure principle that requires companies to disclose material events since the end of the last annual reporting period. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU to the Company’s consolidated financial statements.

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

Disaggregation of Sales. The following table presents the Company’s sales disaggregated by segment and major products and services:

	Quarter Ended March 31,
	2026	2025
Branded Spirits
Premium plus	$22,651	$22,318
Mid	13,243	13,027
Value	6,503	7,341
Other	1,840	5,541
Total Branded Spirits	44,237	48,227

Distilling Solutions
Brown goods	14,909	33,656
Warehouse services	8,292	8,077
White goods and other co-products	4,799	5,210
Total Distilling Solutions	28,000	46,943

Ingredient Solutions
Specialty wheat starches	18,416	15,853
Specialty wheat proteins	12,708	7,348
Commodity wheat starches	2,617	2,719
Commodity wheat proteins	383	563
Biofuel and other	66	—
Total Ingredient Solutions	34,190	26,483

Total sales	$106,427	$121,653

Note 3. Goodwill and Other Intangible Assets

Definite-Lived Intangible Assets. The Company acquired definite-lived intangible assets in connection with various acquisitions of businesses prior to 2026. The distributor relationships have a carrying value of $51,393, net of accumulated amortization of $13,707. The distributor relationships have a useful life of 20 years. The amortization expense for the quarters ended March 31, 2026 and 2025 was $813.

As of March 31, 2026, the expected future amortization expense related to definite-lived intangible assets is as follows:

Remainder of 2026	$2,442
2027	3,255
2028	3,255
2029	3,255
2030	3,255
Thereafter	35,931
Total	$51,393

Goodwill. Changes in carrying amount of goodwill by business segment were as follows:

	Distilling Solutions	Branded Spirits	Ingredient Solutions	Total
Balance, December 31, 2025	$—	$115,667	$—	$115,667
Impairment	—	(115,667)	—	(115,667)
Balance, March 31, 2026	$—	$—	$—	$—

Impairment Analysis. During the first quarter 2026, the Company experienced a decrease in stock price and market capitalization, and as a result, the Company performed a quantitative assessment of goodwill. The Company engaged a third party valuation specialist to assist in comparing the fair value of the Branded Spirits reporting unit to the respective carrying value. The estimate of fair value of the Company’s reporting unit was calculated using equal weighting of the income approach that utilized the discounted cash flow method and the market approach that utilized the guideline public company method. Estimates in the determination of fair value of the reporting unit through the income approach were based on (i) discount rates based on the reporting unit’s weighted average cost of capital, (ii) future expected cash flows including revenue and operating margin projections, and (iii) long-term growth rates based on inflation forecasts, industry growth, and long-term economic growth potential. The market approach compares enterprise values and historical and projected results of public companies that reflect economic conditions and risks that are similar to the reporting unit to calculate an estimated enterprise value. These assumptions are based on historical trends as well as the projections and assumptions used in the Company’s budget and long-range plans. These assumptions reflect the Company’s estimates of future economic and competitive conditions which can be affected by several factors such as inflation, business valuations in the market, the economy, and market competition. Any changes in these assumptions may affect the Company’s fair value estimate and the results of an impairment test. As of the assessment date, to corroborate the Company’s fair value conclusion, it combined the estimated fair values of the reporting units and performed a market capitalization reconciliation to validate the reasonableness of the implied control premium. The Company calculated the market capitalization using both the stock price on the assessment date as well as the average stock price over a reasonable period of time preceding the assessment date. Based on this reconciliation, the Company believes the control premium to be reasonable.

Based on the results of the Company’s impairment analysis, the Company recorded an impairment charge of $115,667 to reduce the carrying amount of the Branded Spirits reporting unit. This goodwill impairment was recorded in goodwill and other long-lived assets impairment on the Condensed Consolidated Statement of Income (Loss) for the quarter ended March 31, 2026 and as a reduction of goodwill in the Consolidated Balance Sheets as of March 31, 2026.

Indefinite-Lived Intangible Assets. Changes in carrying amount of trade name intangible assets by business segment were as follows:

	Distilling Solutions	Branded Spirits	Ingredient Solutions	Total
Balance, December 31, 2025	$—	$192,490	$—	$192,490
Impairment	—	(36,990)	—	(36,990)
Balance, March 31, 2026	$—	$155,500	$—	$155,500

Impairment Analysis. During the first quarter 2026, in connection with the assessment of the same events and circumstances impacting the Branded Spirits reporting unit, the Company performed a quantitative impairment test of its indefinite-lived assets. The Company values its indefinite-lived intangible assets under the income approach using a relief- from-royalty method, which assumes the value of the asset is the sum of the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the asset and instead licensed it from another company. When estimating the fair value, the Company made certain assumptions for its future revenue projections, market royalty rates, and discount rates. These assumptions reflect the Company’s estimates of future economic and competitive conditions which consider many factors including macroeconomic conditions, industry growth rates, and competition. Any changes in these assumptions may affect the Company’s fair value estimate and the results of an impairment test. The most sensitive assumption used in the analysis was a 15 percent discount rate.

Based on the results of the Company’s impairment analysis, the Company recorded an impairment charge of $36,990 to adjust the carrying amount of the trade name indefinite-lived intangible assets to fair value. The impairment was recorded in goodwill and other long-lived assets impairment on the Condensed Consolidated Statement of Income (Loss) for the quarter ended March 31, 2026 and as a reduction of intangible assets in the Consolidated Balance Sheets as of March 31, 2026. As of March 31, 2026, after the impairment was recorded, the fair values of the Company’s indefinite-lived intangible assets were equal to the respective carrying values.

The Company will continue to evaluate its indefinite-lived intangible assets in future quarters. Independent of the expected future operating performance of the indefinite-lived intangible assets, any further significant changes in discount rates, even if due to macroeconomic factors, could put pressure on the carrying value of its indefinite-lived intangible assets. In addition, if future revenues and contributions to the Company’s operating results for any of its indefinite-lived intangible assets perform at levels below its current projections, the Company may be required to record impairment charges to certain intangible assets related to the Branded Spirits reporting unit. A determination that a portion or all of the Company’s assets are impaired could have a material adverse effect on its business, consolidated financial condition, and results of operations.

Note 4.  Corporate Borrowings

The following table presents the Company’s outstanding indebtedness:

Description(a)	March 31, 2026	December 31, 2025
Credit Agreement - Revolver, 4.77% (variable rate) due 2030	$36,000	$42,000
Convertible Senior Notes, 1.88% (fixed rate) due 2041	201,250	201,250
Note Purchase Agreement
Series A Senior Secured Notes, 3.53% (fixed rate) due 2027	4,800	5,600
Senior Secured Notes, 3.80% (fixed rate) due 2029	10,400	11,200
Total indebtedness outstanding	252,450	260,050
Less unamortized loan fees(b)	(7,492)	(7,732)
Total indebtedness outstanding, net	244,958	252,318
Less current maturities of long-term debt	(6,400)	(6,400)
Long-term debt	$238,558	$245,918
(a) Interest rates are as of March 31, 2026.
(b) Loan fees are being amortized over the life of the debt agreements.

Credit Agreement. On February 14, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with multiple participants led by Wells Fargo Bank, National Association (“Wells Fargo Bank”) which provided for a $300,000 revolving credit facility and had a maturity date of May 14, 2026. On April 24, 2025, the Company entered into an Amended and Restated Credit Agreement (as amended, the “A&R Credit Agreement”) with Wells Fargo Bank, as administrative agent, swingline lender, and issuing lender, and the other lenders and parties thereto. The A&R Credit Agreement amends and restates the Company’s existing Credit Agreement, extending the maturity date to April 24, 2030. The A&R Credit Agreement increases the size of the revolving credit facility to $500,000 and permits the Company to increase the amount of the revolving credit facility by up to an additional $200,000, subject to certain conditions and at the discretion of the lenders. The Company incurred no new loan fees related to the A&R Credit Agreement during the quarter ended March 31, 2026.

The A&R Credit Agreement includes certain requirements and covenants with which the Company was in compliance at March 31, 2026. As of March 31, 2026, the Company had $36,000 of outstanding borrowings under the A&R Credit Agreement, leaving $464,000 available.

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

During 2017, the Company issued $20,000 of Series A Senior Secured Notes with a maturity date of August 23, 2027. During 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Note Purchase Agreement includes certain requirements and covenants with which the Company was in compliance at March 31, 2026. As of March 31, 2026, the Company had $4,800 of Series A Senior Secured Notes and $10,400 of additional Senior Secured Notes outstanding under the Note Purchase Agreement, leaving $234,800 available under the Note Purchase Agreement.

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

Income tax expense for the quarter ended March 31, 2026 was $(39,865), for an effective tax rate of 22.8 percent. The effective tax rate for the quarter ended March 31, 2026 differed from the 21 percent U.S. federal statutory rate on pretax income primarily due to a discrete tax impact related to the vesting of share-based awards as well as state income tax and income tax on foreign subsidiaries, partially offset by federal and state tax credits. The favorable tax impact was a result of the reduction of deferred tax liabilities due to the goodwill and other long-lived asset impairments.

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

Note 6.  Equity and EPS

The following table presents computations of basic and diluted EPS:

	Quarter Ended March 31,
	2026	2025
Operations:
Net loss(a)	$(134,807)	$(3,057)
Attributable to noncontrolling interest	3	33
Attributable to participating securities (unvested shares and units)(b)	(35)	30
Net loss used in EPS calculation	$(134,839)	$(2,994)

Share information:
Basic weighted average common shares(c)	21,389,441	21,342,531
Diluted weighted average common shares(d)	21,389,441	21,342,531

Basic EPS	$(6.30)	$(0.14)
Diluted EPS	$(6.30)	$(0.14)
(a)Net income attributable to all stockholders.
(b)Participating securities included 290,579 and 213,290 unvested restricted stock units (“RSUs”) at March 31, 2026 and 2025, respectively.
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

Share Repurchase. On February 29, 2024, the Company announced that its Board of Directors approved a $100,000 share repurchase program. Under the share repurchase program, the Company can repurchase stock from time to time for cash in open market purchases, privately negotiated transactions, or by other means, in accordance with applicable securities laws and other legal requirements. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice. During the quarters ended March 31, 2026 and 2025, the Company repurchased no shares under the share repurchase program. As of March 31, 2026, there was approximately $53,412 remaining under the share repurchase program.

Common Stock Share Activity. The following table presents the Company’s share activity:

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2025	437	21,294,315
Issuance of Common Stock	—	109,225
Repurchase of Common Stock (a)	—	(34,415)
Balance, March 31, 2026	437	21,369,125

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2024	437	21,194,707
Issuance of Common Stock	—	107,267
Repurchase of Common Stock (a)	—	(31,631)
Balance, March 31, 2025	437	21,270,343
(a)The Common Stock repurchases were for tax withholding on equity-based compensation.

Note 7.  Commitments and Contingencies

The Company and its subsidiaries are, from time to time, a party to legal and regulatory proceedings arising in the ordinary course of its business.  The Company accrues estimated costs for a contingency when management believes that a loss is probable and can be reasonably estimated.

On December 16, 2024, a putative securities class action, captioned Operating Engineers Construction Industry Miscellaneous Pension Fund v. MGP Ingredients, Inc. et al., was filed in the United States District Court for the Southern District of New York against the Company, two of its former Chief Executive Officers and its current Chief Financial Officer (the “Operating Engineers Action”). The Operating Engineers Action was brought on behalf of a putative class who acquired publicly traded MGP common stock between May 4, 2023 and October 30, 2024. On February 13, 2025, a second putative securities class action, captioned Bronstein v. MGP Ingredients, Inc. et al., was filed in the United States District Court for the Southern District of New York against the same defendants (the “Bronstein Action”). The Bronstein Action was brought on behalf of a putative class who acquired publicly traded MGP securities between May 4, 2023 and October 30, 2024. Both actions assert securities fraud claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with statements made in the Company’s quarterly earnings releases and on earnings calls during the alleged class period. The Operating Engineers Action and Bronstein Action have been consolidated and transferred to the United States District Court for the District of Kansas, now captioned In re MGPI Ingredients, Inc. Securities Litigation. Lead Plaintiffs filed an Amended Complaint on May 15, 2025, which Defendants moved to dismiss on July 15, 2025. On March 25, 2026, the District Court dismissed the Amended Complaint and denied Plaintiffs leave to amend. On April 24, 2026, Plaintiffs filed their Notice of Appeal of the March 25, 2026 Decision to the United States Court of Appeals for the Tenth Circuit. The Company believes there are substantial defenses to the claims asserted and intends to defend the lawsuit vigorously.

On January 23, 2025, a putative derivative lawsuit captioned Sebald v. Colo, et al., Case No. 2:25-cv-02034, was filed in the United States District Court for the District of Kansas against two of the Company’s former Chief Executive Officers, its current Chief Financial Officer, and the members of its Board of Directors (the “Sebald Action”). On March 17, 2025, a second putative derivative lawsuit captioned Reid v. Bratcher, et al., Case No. 2:25-cv-02127, was filed in the United States District Court for the District of Kansas against the same defendants (the “Reid Action”). On July 1, 2025, the respective plaintiffs in these cases filed a consolidated amended complaint (the “Consolidated Action”). On May 15, 2025, a third putative derivative lawsuit captioned Kruitwagen v. Bratcher, et al., Case No. 2:25-cv-02262, was filed in the United States District Court for the District of Kansas against the same defendants as in the Consolidated Action (the “Kruitwagen Action”). The Company is a “Nominal Defendant” in the lawsuits, which reflects the fact that the lawsuits are maintained by the respective named plaintiffs on behalf of the Company and that the plaintiffs seek damages on the Company’s behalf. The complaints allege, among other things, that the defendants breached their fiduciary duties and violated federal securities laws by causing the Company to make false and/or misleading statements and/or omissions in public filings during the class period alleged in the securities action and also allege breaches of fiduciary duties by failing to maintain internal controls. The complaints also allege breaches of fiduciary duties by seeking shareholder approval of an equity incentive plan, and causing the Company to repurchase its own stock at artificially inflated prices. The complaints bring additional claims for unjust enrichment, abuse of control, gross mismanagement, aiding and abetting breaches of fiduciary duties, and waste of corporate assets and seek indemnity and contribution from the named current and former officers. On July 24, 2025 and July 28, 2025, the Court entered orders staying the Consolidated Action and the Kruitwagen Action, respectively, pending an outcome on the motion to dismiss filed in the putative securities class action. On April 8, 2026, the Court entered an order extending the stays and directing the parties to file a status report by May 1, 2026. The defendants believe there are substantial defenses to the claims asserted and intend to defend the lawsuits vigorously.

Note 8.  Employee and Non-Employee Benefit Plans

Share-Based Compensation Plans.  The Company has one equity-based compensation plan, the 2024 Equity Incentive Plan (the “2024 Plan”), which authorized 1,319,320 shares for issuance, subject to the adjustment and add-back provision of the 2024 Plan. The 2024 Plan provides for the awarding of stock options, stock appreciation rights, shares of restricted stock, RSUs, performance stock units (“PSUs”), and other stock-based awards for executive officers and other employees, as well as non-employee directors and certain consultants and advisors. As of March 31, 2026, 564,506 shares remain available for issuance under the 2024 Plan. The PSUs are counted at the target level established on the award’s grant date and are adjusted after the performance period ends and the Human Resources and Compensation Committee has certified the achievement of their performance goals.

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan (the “EDC Plan”) effective June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company’s obligations under the EDC Plan change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the EDC Plan. Realized and unrealized gains (losses) on deferred compensation plan investments were included as a component of other income (expense), net on the Company’s Condensed Consolidated Statements of Income. For the quarters ended March 31, 2026 and 2025, the Company had a gain on deferred compensation plan investments of $2 and a loss on deferred compensation plan investments of $44, respectively.

EDC Plan investments are classified as Level 1 in the fair value hierarchy since the investments trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. At March 31, 2026 and December 31, 2025, the EDC Plan investments were $1,733 and $2,236, respectively, which were recorded in other assets on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan current liabilities were $611 and $585 at March 31, 2026 and December 31, 2025, respectively, which were included in accrued expenses and other on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan non-current liabilities were $1,385 and $1,651 at March 31, 2026 and December 31, 2025, respectively, and were included in other noncurrent liabilities on the Company’s Condensed Consolidated Balance Sheets.

Note 9.  Operating Segments

At March 31, 2026, the Company had three segments: Branded Spirits, Distilling Solutions, and Ingredient Solutions. The Company’s operating segments are based on the financial information the chief operating decision maker uses to allocate resources and evaluate performance of the business. The Branded Spirits segment consists of a portfolio of high quality branded spirits which are produced through distilleries and bottling facilities. The Distilling Solutions segment consists of food grade alcohol (primarily brown goods) and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry). The Distilling Solutions segment also includes warehouse services, such as barrel put away, barrel storage, and barrel retrieval services. The Ingredient Solutions segment consists of specialty starches and proteins as well as commodity starches and proteins. Intersegment sales and transfers are recorded at cost and are treated as a transfer of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

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

The following tables present summarized financial information for each segment:

	Quarter Ended March 31, 2026
	Branded Spirits	Distilling Solutions	Ingredient Solutions	Corporate	Total
Sales	$44,237	$28,000	$34,190	$—	$106,427
Cost of Goods Sold	23,101	19,375	30,369	—	72,845
Gross Profit	21,136	8,625	3,821	—	33,582
Advertising and promotion expense	6,012	86	8	85	6,191
SG&A expense	7,970	704	872	11,520	21,066
Goodwill and other long-lived assets impairment	179,526	—	—	—	179,526
Operating income	$(172,372)	$7,835	$2,941	$(11,605)	$(173,201)

Depreciation and amortization	$2,159	$1,798	$1,958	$350	$6,265

	Quarter Ended March 31, 2025
	Branded Spirits	Distilling Solutions	Ingredient Solutions	Corporate	Total
Sales	$48,227	$46,943	$26,483	$—	$121,653
Cost of Goods Sold	26,029	28,263	24,031	—	78,323
Gross Profit	22,198	18,680	$2,452	$—	43,330
Advertising and promotion expense	7,654	146	320	52	8,172
SG&A expense	8,990	652	1,124	10,439	21,205
Change in fair value of contingent consideration	14,700	—	—	—	14,700
Operating income	$(9,146)	$17,882	$1,008	$(10,491)	$(747)

Depreciation and amortization	$2,140	$2,055	$1,271	$342	$5,808

The following table allocates assets to each segment as of:

	March 31, 2026	December 31, 2025
Identifiable Assets
Branded Spirits	$535,656	$734,459
Distilling Solutions	335,572	342,449
Ingredient Solutions	137,697	133,807
Corporate	22,374	25,149
Total	$1,031,299	$1,235,864

Note 10.  Subsequent Events

Dividend. On April 29, 2026, the Company announced a quarterly dividend payable to stockholders of record of the Company’s common stock, resulting in dividend equivalents payable to certain RSU holders, of $0.12 per share and per RSU. The dividend and dividend equivalents are payable on May 29, 2026 to stockholders of record and certain RSU holders as of May 15, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, unless otherwise noted)

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report may contain forward-looking statements as well as historical information.  All statements, other than statements of historical facts, regarding the prospects of our industries and our prospects, plans, financial position, mission, and strategy may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation statements about our source of cash being adequate; our ability to support our liquidity and operating needs through cash generated from operations and borrowings; and our capital expenditures.  Forward looking statements are usually identified by or are associated with such words as “intend,” “plan,” “believe,” “estimate,” “expect,” “anticipate,” “project,” “forecast,” “hopeful,” “should,” “may,” “will,” “could,” “encouraged,” “opportunities,” “potential,” and similar terminology.  These forward-looking statements reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, our performance, our financial results, and our financial condition and are not guarantees of future performance.

All forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially. For information on these risks and uncertainties and other factors that could affect the Company’s business, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K for the year ended December 31, 2025, this Report, and our other filings with the Securities and Exchange Commission (the “SEC”). Forward looking statements in this Report are made as of the date of this Report, and we undertake no obligation to update any forward-looking statements or information made in this Report, except as required by law.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this Report, as well as our audited consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - General,” set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

RESULTS OF OPERATIONS

Consolidated Results

The table below details the consolidated results for the quarters ended March 31, 2026 and 2025:

	Quarter Ended March 31,
	2026	2025	2026 v. 2025
Sales	$106,427	$121,653	(13)%
Cost of sales	72,845	78,323	(7)
Gross profit	33,582	43,330	(22)
Gross margin %	31.6%	35.6%	(4.0)	pp(a)
Advertising and promotion expenses	6,191	8,172	(24)
Selling, general, and administrative (“SG&A”) expenses	21,066	21,205	(1)
Goodwill and other long-lived assets impairment	179,526	—	N/A
Change in fair value of contingent consideration	—	14,700	N/A
Operating loss	(173,201)	(747)	(23,086)
Operating margin %	(162.7)%	(0.6)%	(162.1)	pp
Interest expense, net	(1,421)	(1,854)	(23)
Other income (expense), net	(50)	215	(123)
Loss before income taxes	(174,672)	(2,386)	(7,221)
Income tax expense (benefit)	(39,865)	671	(6,041)
Effective tax expense rate %	22.8%	(28.1)%	50.9	pp
Net loss	$(134,807)	$(3,057)	(4,310)%
Net income margin %	(126.7)%	(2.5)%	(124.2)	pp
(a) Percentage points (“pp”).

Sales - Sales for the quarter ended March 31, 2026 were $106,427, a decrease of 13 percent compared to the year-ago quarter, which was the result of decreased sales in the Distilling Solutions and Branded Spirits segments, partially offset by increased sales in the Ingredient Solutions segment. Within the Distilling Solutions segment, sales were down 40 percent primarily due to decreased sales of brown goods. Within the Branded Spirits segment, sales were down 8 percent primarily due to decreased sales volume of our private label bottled products within the other category. Within the Ingredient Solutions segment, sales were up 29 percent, primarily due to increased sales of specialty wheat proteins and starches (see “Segment Results”).

Gross profit - Gross profit for the quarter ended March 31, 2026 was $33,582, a decrease of 22 percent compared to the year-ago quarter. The decrease was driven by decreased gross profit in the Distilling Solutions and Branded Spirits segments, partially offset by increased gross profit in the Ingredient Solutions segment. Within the Distilling Solutions segment, gross profit decreased by $10,055, or 54 percent. Within the Branded Spirits segment, gross profit decreased $1,062, or 5 percent. Within the Ingredient Solutions segment, gross profit increased by $1,369, or 56 percent (see “Segment Results”).

Advertising and promotion expenses - Advertising and promotion expenses for the quarter ended March 31, 2026 were $6,191, a decrease of 24 percent compared to the year-ago quarter, primarily driven by realignment of our advertising and promotion spend to brands we believe have the most attractive growth opportunities.

SG&A expenses - SG&A expenses for the quarter ended March 31, 2026 were $21,066, a decrease of 1 percent compared to the year-ago quarter.

Operating income (loss) - Operating income for the quarter ended March 31, 2026 decreased to a loss of $173,201 from a loss of $747 for the quarter ended March 31, 2025, primarily due to the $179,526 goodwill and other long-lived assets impairment related to the Branded Spirits segment recorded during first quarter 2026. Additionally, contributing to the operating loss was a decrease in gross profit in the Distilling Solutions and Branded Spirits segments. These decreases were partially offset by an increase in gross profit in the Ingredient Solutions segment, decreases in advertising and promotion expenses and SG&A expenses as well as the change in fair value of contingent consideration.

Operating income (loss), quarter versus quarter	Operating Income	Change
Operating loss for the quarter ended March 31, 2025	$(747)
Decrease in gross profit - Distilling Solutions segment(a)	(10,055)	(1,346)%
Decrease in gross profit - Branded Spirits segment(a)	(1,062)	(142)	pp(b)
Increase in gross profit - Ingredient Solutions segment(a)	1,369	183	pp
Decrease in advertising and promotion expenses	1,981	265	pp
Decrease in SG&A expenses	139	19	pp
Increase in goodwill and other long-lived assets impairment	(179,526)	(24,033)	pp
Change in fair value of contingent consideration	14,700	1,968	pp
Operating loss for the quarter ended March 31, 2026	$(173,201)	(23,086)%
(a) See “Segment Results.”
(b) Percentage points (“pp”).

Income tax expense (benefit) - Income tax benefit for the quarter ended March 31, 2026 was $39,865, for an effective tax rate of 22.8 percent. Income tax expense for the quarter ended March 31, 2025 was $671, for an effective tax rate of (28.1) percent. The decrease in income tax expense, quarter versus quarter, was due primarily to lower income before income taxes. The increase in tax rate, quarter versus quarter, was primarily due to the tax impact of the goodwill and other long-lived assets impairment.

Earnings per common share (“EPS”) - Basic and Diluted EPS was $(6.30) for the quarter ended March 31, 2026, compared to $(0.14) for the quarter ended March 31, 2025. The change in basic and diluted EPS, quarter versus quarter, was primarily due to a decrease in operating income.

Change in EPS, quarter versus quarter	EPS	Change
Basic and Diluted EPS for the quarter ended March 31, 2025	$(0.14)
Change in operating income(a)	(10.24)	(7,314)%
Change in interest expense, net(a)	0.03	21	pp(b)
Change in other income, net(a)	(0.02)	(14)	pp
Change in effective tax rate	4.06	2,900	pp
Change in weighted average shares outstanding	0.01	7	pp
Basic and Diluted EPS for the quarter ended March 31, 2026	$(6.30)	(4,400)%
(a) Net of tax based on the effective tax rate for the base year (2025).
(b) Percentage points (“pp”).

SEGMENT RESULTS

Branded Spirits

The following tables show selected financial information for the Branded Spirits segment for the quarters ended March 31, 2026 and 2025.

	BRANDED SPIRITS SALES
	Quarter Ended March 31,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2026	2025	$ Change	% Change
Premium plus	$22,651	$22,318	$333	1%
Mid	13,243	13,027	216	2
Value	6,503	7,341	(838)	(11)
Other	1,840	5,541	(3,701)	(67)
Total Branded Spirits	$44,237	$48,227	$(3,990)	(8)%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	(8)%	(7)%	(1)%

	Other Financial Information
	Quarter Ended March 31,		Quarter versus Quarter Increase / (Decrease)
	2026	2025	$ Change	% Change
Gross profit	$21,136	$22,198	$(1,062)	(5)%
Gross margin %	47.8%	46.0%		1.8	pp(d)
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
(d) Percentage points (“pp”).

Total sales of the Branded Spirits segment for the quarter ended March 31, 2026 decreased by $3,990, or 8 percent, compared to the prior year quarter, primarily due to a decrease in sales volume of our private label bottled products within the other category. Sales of brands within the value price tier decreased, driven by lower sales volume and net price/mix as we continued to optimize our offerings in these price tiers. These decreases were partially offset by increased sales volume in the premium plus price tier reflecting our continued focus on the American whiskey and tequila categories.

Gross profit decreased versus the prior year quarter by $1,062, or 5 percent, primarily driven by lower sales volume of private label bottled products within the other category. Gross margin for the quarter ended March 31, 2026 increased to 47.8 percent from 46.0 percent for the prior year quarter, driven primarily by increased sales volume in the premium plus price tier.

Distilling Solutions

The following tables show selected financial information for the Distilling Solutions segment for the quarters ended March 31, 2026 and 2025.

	DISTILLING SOLUTIONS SALES
	Quarter Ended March 31,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2026	2025	$ Change	% Change
Brown goods	$14,909	$33,656	$(18,747)	(56)%
Warehouse services	8,292	8,077	215	3
White goods and other co-products	4,799	5,210	(411)	(8)
Total Distilling Solutions	$28,000	$46,943	$(18,943)	(40)%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Brown goods	(56)%	(57)%	1%

	Other Financial Information
	Quarter Ended March 31,		Quarter versus Quarter Increase / (Decrease)
	2026	2025	$ Change	% Change
Gross profit	$8,625	$18,680	$(10,055)	(54)%
Gross margin %	30.8%	39.8%		(9.0)	pp(d)
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
(d) Percentage points (“pp”).

Total sales of the Distilling Solutions segment for the quarter ended March 31, 2026 decreased by $18,943, or 40 percent, compared to the prior year quarter, primarily driven by lower brown goods sales. Brown goods sales volume decreased due to reduced customer demand resulting primarily from continued elevated industry-wide barrel inventory levels. This decrease was partially offset by an increase in net price/mix of brown goods compared to the prior year quarter.

Gross profit decreased versus the prior year quarter by $10,055, or 54 percent, primarily due to lower brown goods sales volume and decreased gross profit of white goods and other co-products. Gross margin for the quarter ended March 31, 2026 decreased to 30.8 percent from 39.8 percent for the prior year quarter primarily due to lower brown goods sales.

Ingredient Solutions

The following tables show selected financial information for the Ingredient Solutions segment for the quarters ended March 31, 2026 and 2025.

	INGREDIENT SOLUTIONS SALES
	Quarter Ended March 31,		Quarter versus Quarter Sales Change Increase / (Decrease)
	2026	2025	$ Change	% Change
Specialty wheat starches	$18,416	$15,853	$2,563	16%
Specialty wheat proteins	12,708	7,348	5,360	73
Commodity wheat starches	2,617	2,719	(102)	(4)
Commodity wheat proteins	383	563	(180)	(32)
Biofuel and other	66	—	66	N/A
Total Ingredient Solutions	$34,190	$26,483	$7,707	29%

	Change in Quarter versus Quarter Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	29%	17%	12%

	Other Financial Information
	Quarter Ended March 31,		Quarter versus Quarter Increase / (Decrease)
	2026	2025	$ Change	% Change
Gross profit	$3,821	$2,452	$1,369	56%
Gross margin %	11.2%	9.3%		1.9	pp(d)

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
(d) Percentage points (“pp”).

Total sales of the Ingredient Solutions segment for the quarter ended March 31, 2026 increased by $7,707, or 29 percent, compared to the prior year quarter. The increase was primarily driven by increased sales volume and net price/mix of specialty wheat proteins and starches due to cycling against the supply challenges resulting from adverse weather during the prior year quarter, complexities associated with the closure of the Atchison distillery, as well as cycling against the timing of commercialization of new customers during the prior year quarter.
Gross profit increased versus the prior year quarter by $1,369, or 56 percent. Gross margin for the quarter ended March 31, 2026 increased to 11.2 percent from 9.3 percent for the prior year quarter. The increase in gross profit was primarily driven by an increase in net price/mix and volume of specialty wheat proteins and starches. This increase was partially offset by higher costs associated with the disposal of waste starch streams.

CASH FLOW, FINANCIAL CONDITION, AND LIQUIDITY

Our primary sources of liquidity have been cash flow from operating activities and borrowings through our Credit Agreement, Convertible Senior Notes and Note Purchase Agreement (see Note 4, Corporate Borrowings). These sources of cash are used to fund our operating needs, capital expenditures, stockholder dividends and other discretionary uses. We continue to monitor market conditions which may create credit and economic challenges that could adversely impact our cash flow from operating activities and cash provided by borrowings. Our overall liquidity reflects our effective cash management strategy that takes into account liquidity management, economic factors, and tax considerations. We expect our sources of cash to be adequate to provide for budgeted capital expenditures, potential mergers or acquisitions, and anticipated operating requirements for the next 12 months and beyond.

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

At March 31, 2026, our current assets exceeded our current liabilities by $321,058, largely due to our inventories, at cost, of $403,107. At March 31, 2026, our cash balance was $10,357 and we have used our various debt agreements for liquidity purposes, with $464,000 available under our credit agreement for additional borrowings and $234,800 available under the Note Purchase Agreement (see Note 4, Corporate Borrowings). Under these agreements (including the Credit Agreement amendment and the Note Purchase Agreement amendment we entered into on February 20, 2026), we must meet certain financial covenants and restrictions, and at March 31, 2026, we met those covenants and restrictions.

We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations and borrowings under our various debt agreements. We expect some holders of the Convertible Senior Notes to require the Company to repurchase the Convertible Senior Notes during the fourth quarter of 2026. We have sufficient availability to repurchase the Convertible Senior Notes under our Credit Agreement, Note purchase Agreement, new financing instruments, or a combination thereof. Additionally, in accordance with the terms of the agreement, we paid out the full contingent consideration related to the Penelope acquisition on April 28, 2026. We utilize short-term and long-term debt to fund discretionary items, such as capital investments, dividend payments, share repurchases, as well as potential mergers or acquisitions. Subject to market conditions, we could also fund future mergers and acquisitions through the issuance of additional shares of Common Stock or preferred stock.

Cash Flow Summary

	Quarter to Date Ended March 31,		Changes, year versus year Increase / (Decrease)
	2026	2025
Net cash provided by operating activities	$6,955	$44,684	$(37,729)
Net cash used in investing activities	(3,773)	(19,926)	16,153
Net cash used in financing activities	(11,084)	(30,213)	19,129
Effect of exchange rate changes on cash	(201)	294	(495)
Decrease in cash and cash equivalents	$(8,103)	$(5,161)	$(2,942)

Cash decreased $8,103 for the quarter ended March 31, 2026, compared to a decrease of $5,161 for the quarter ended March 31, 2025, for a net decrease in cash of $2,942, period versus period.

Operating Activities. Cash provided by operating activities for the quarter ended March 31, 2026 was $6,955. The cash provided by operating activities resulted primarily from net loss of $134,807, adjustments for non-cash or non-operating charges of $143,619, including goodwill and other long-lived assets impairment, depreciation and amortization, and share-based compensation and cash used in operating assets and liabilities of $1,857. The primary drivers of the changes in operating assets and liabilities were $29,441 of cash provided by decreased accounts receivables, net, due to timing of customer payments and lower sales during the quarter. This was partially offset by $20,299 use of cash related to an increase in inventories, primarily due to an increase in barreled distillate, and $6,792 use of cash related accrued expenses and other primarily related to an incentive compensation payout during the quarter.

Cash provided by operating activities for the quarter ended March 31, 2025 was $44,684. The cash provided by operating activities resulted primarily from cash provided by operating assets and liabilities of $26,611, adjustments for non-cash or non-operating charges of $21,130, including changes in fair value of contingent consideration, depreciation and amortization, and share-based compensation, partially offset by a net loss of $3,057. The primary drivers of the changes in operating assets and liabilities were $40,594 of cash provided by decreased accounts receivables, net, due to the timing of customer payments and lower sales during the quarter, this was partially offset by $13,439 use of cash related to an increase in inventories, primarily due to an increase in barreled distillate.

Investing Activities. Cash used in investing activities for the quarter ended March 31, 2026 was $3,773, which resulted primarily from additions to property, plant, and equipment of $5,722 (see “Capital Spending”), partially offset by distributions from equity method investments of $1,500. Cash used in investing activities for the quarter ended March 31, 2025 was $19,926, which resulted from additions to property, plant, and equipment (see “Capital Spending”).

Capital Spending. We manage capital spending to support our business growth plans. We have incurred $2,003 and $8,094 of capital expenditures and have paid $5,722 and $19,926 for capital expenditures for the years to date ended March 31, 2026 and 2025, respectively. The difference between the amount of capital expenditures incurred and amount paid is due to the change in capital expenditures in accounts payable. We expect to incur approximately $20,000 in capital expenditures in 2026, which we expect to use for facility improvement and facility sustenance projects, and environmental health and safety projects.

Financing Activities. Cash used in financing activities for the quarter ended March 31, 2026 was $11,084, due to net payments on debt of $7,600 (see “Long-Term and Short-Term Debt”), payments of dividends and dividend equivalents of $2,598 (see “Dividends and Dividend Equivalents”), and repurchases of Common Stock of $886 (see “Treasury Purchases” and “Share Repurchases”).

Cash used in financing activities for the quarter ended March 31, 2025 was $30,213, due to net payments on debt of $26,600 (see “Long-Term and Short-Term Debt”), payments of dividends and dividend equivalents of $2,578 (see “Dividends and Dividend Equivalents”), and repurchases of Common Stock of $1,035 (see “Treasury Purchases” and “Share Repurchases”).

Treasury Purchases. 107,631 RSUs vested and converted to shares of Common Stock for employees during the quarter ended March 31, 2026, of which we withheld and purchased for treasury 34,415 shares valued at $886 to cover payment of associated withholding taxes.

105,776 RSUs vested and converted to shares of Common Stock for employees during the quarter ended March 31, 2025, of which we withheld and purchased for treasury 31,631 shares valued at $1,035 to cover payment of associated withholding taxes.

Share Repurchases. On February 29, 2024, we announced that our Board of Directors approved a $100,000 share repurchase program. Under the share repurchase program, we can repurchase stock from time to time for cash in open market purchases, privately negotiated transactions, or by other means, in accordance with applicable securities laws and other legal requirements. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice. During the quarter ended March 31, 2026 and 2025 we did not repurchase any shares of Common Stock under the share repurchase program. As of March 31, 2026, there was approximately $53,412 remaining under the share repurchase program.

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared(a)	Paid(a)	Dividend payment	Dividend equivalent payment(b)	Total payment
2026
February 25, 2026	March 13, 2026	March 27, 2026	$0.12	$0.12	$2,564	$34	$2,598

2025
February 26, 2025	March 14, 2025	March 28, 2025	$0.12	$0.12	$2,553	$25	$2,578
(a) Per share amount.
(b) Dividend equivalent payments on unvested participating securities.

On April 29, 2026, we announced a dividend payable to stockholders of record of our Common Stock, resulting in dividend equivalents payable to certain RSU holders, of $0.12 per share and per RSU. The dividend and dividend equivalents are payable on May 29, 2026 to stockholders of record and certain RSU holders as of May 15, 2026.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development, merger and acquisition, Board-approved dividends, and share repurchase activities), and the overall cost of capital. Total debt was $244,958 (net of unamortized loan fees of $7,492) at March 31, 2026, and $252,318 (net of unamortized loan fees of $7,732) at December 31, 2025. We had net payments on debt of $7,600 and $26,600 for quarter ended March 31, 2026 and 2025, respectively.

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

Increases in market interest rates would cause interest expense under our variable interest rate debt to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings under variable interest rate debt during the reporting period following an increase in market interest rates. Based on weighted average outstanding variable-rate borrowings at March 31, 2026, a 100 basis point increase over the current rates actually in effect at such date would increase our interest expense on an annual basis by $360. Based on weighted average outstanding fixed-rate borrowings at March 31, 2026, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $16,805, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $19,445.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 31, 2026, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2025, and Note 7 in this Report for information on certain proceedings to which we are subject.

ITEM 1A.    RISK FACTORS

Risk factors are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
January 1, 2026 through January 31, 2026	—	$—	—	$53,412
February 1, 2026 through February 28, 2026	—	—	—	53,412
March 1, 2026 through March 31, 2026	—	—	—	53,412
Total	—		—
(1)On February 29, 2024, we announced that our Board of Directors approved a $100,000 share repurchase program. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

During the quarter ended March 31, 2026, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408(a) of Regulation S-K).

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
*10.1	Form of Non-Qualified Stock Option Agreement between Julie Francis and MGP Ingredients, Inc.
*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
**32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
**32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data Filed - formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101
* Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	April 29, 2026	By	/s/ Julie Francis
Julie Francis, President and Chief Executive Officer

Date:	April 29, 2026	By	/s/ Brandon M. Gall
Brandon M. Gall, Chief Financial Officer