Form 10-Q
period 2026-06-30
MGP INGREDIENTS INC
filed 2026-07-29
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
21,414,076 shares of Common Stock, no par value, as of July 24, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Quarter Ended June 30,		Year to Date Ended June 30,
	2026	2025	2026	2025
Sales	$124,357	$145,494	$230,784	$267,147
Cost of sales	77,886	87,107	150,731	165,430
Gross profit	46,471	58,387	80,053	101,717
Advertising and promotion expenses	5,683	6,913	11,874	15,085
Selling, general, and administrative expenses	20,237	23,156	41,303	44,361
Provision for credit loss	2,148	—	2,148	—
Impairment and other	751	—	180,277	—
Change in fair value of contingent consideration	—	8,000	—	22,700
Operating income (loss)	17,652	20,318	(155,549)	19,571
Interest expense, net	(2,879)	(1,897)	(4,300)	(3,751)
Other income, net	299	314	249	529
Income (loss) before income taxes	15,072	18,735	(159,600)	16,349
Income tax expense (benefit)	3,063	4,308	(36,802)	4,979
Net income (loss)	12,009	14,427	(122,798)	11,370
Attributable to noncontrolling interest	—	(1)	3	32
Net income (loss) attributable to MGP Ingredients, Inc.	12,009	14,426	(122,795)	11,402
Attributable to participating securities	(155)	(159)	(68)	(127)
Net income (loss) used in earnings per common share calculation	$11,854	$14,267	$(122,863)	$11,275

Weighted average common shares
Basic	21,433,066	21,360,984	21,411,374	21,351,809
Diluted	21,433,066	21,360,984	21,411,374	21,351,809

Earnings per common share
Basic	$0.55	$0.67	$(5.74)	$0.53
Diluted	$0.55	$0.67	$(5.74)	$0.53

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Quarter Ended June 30,		Year to Date Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to MGP Ingredients, Inc.	$12,009	$14,426	$(122,795)	$11,402
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency translation adjustment	69	638	(175)	955
Unrealized loss on interest rate swaps	(156)	—	(156)	—
Change in Company-sponsored post-employment benefit plan	(21)	(21)	(42)	(42)
Other comprehensive income (loss)	(108)	617	(373)	913

Comprehensive income (loss) attributable to MGP Ingredients, Inc.	11,901	15,043	(123,168)	12,315

Comprehensive income (loss) attributable to noncontrolling interest	—	1	(3)	(32)
Comprehensive income (loss)	$11,901	$15,044	$(123,171)	$12,283

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

	June 30, 2026	December 31, 2025
Current Assets
Cash and cash equivalents	$17,794	$18,460
Receivables, net (less allowance for credit loss of $3,338 and $1,190 at June 30, 2026, and December 31, 2025, respectively)	103,559	116,160
Inventory	408,416	382,741
Prepaid expenses	5,075	2,139
Refundable income taxes	—	3,209
Total current assets	534,844	522,709
Property, plant, and equipment	574,211	594,898
Less accumulated depreciation and amortization	(277,776)	(266,911)
Property, plant, and equipment, net	296,435	327,987
Operating lease right-of-use assets, net	11,056	13,847
Investment in joint venture	6,861	8,211
Intangible assets, net	206,079	244,696
Goodwill	—	115,667
Other assets	2,488	2,747
Total assets	$1,057,763	$1,235,864
Current Liabilities
Current maturities of long-term debt	$6,400	$6,400
Accounts payable	47,916	54,589
Contingent consideration	—	110,800
Federal and state excise taxes payable	4,474	5,755
Income taxes payable	3,188	—
Accrued expenses and other	14,511	22,507
Total current liabilities	76,489	200,051
Long-term debt, less current maturities	166,854	49,735
Convertible senior notes	196,342	196,183
Long-term operating lease liabilities	8,170	10,561
Other noncurrent liabilities	2,790	2,534
Deferred income taxes	16,305	60,010
Total liabilities	466,950	519,074
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 23,125,166 shares at June 30, 2026 and December 31, 2025; and 21,411,844 and 21,294,315 shares outstanding at June 30, 2026 and December 31, 2025, respectively	6,715	6,715
Additional paid-in capital	327,964	330,872
Retained earnings	317,680	445,736
Accumulated other comprehensive loss	(746)	(373)
Treasury stock, at cost, 1,713,322 and 1,830,851 shares at June 30, 2026 and December 31, 2025, respectively	(60,804)	(64,518)
Total MGP Ingredients, Inc. stockholders’ equity	590,813	718,436
Noncontrolling interest	—	(1,646)
Total equity	590,813	716,790
Total liabilities and equity	$1,057,763	$1,235,864
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$(122,798)	$11,370
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,651	11,638
Goodwill and other long-lived assets impairment	179,526	—
Share-based compensation	2,313	2,030
Equity method investment gain	(150)	(494)
Deferred income taxes, including change in valuation allowance	(43,653)	(901)
Change in fair value of contingent consideration	—	22,700
Payment of contingent consideration	(48,700)	—
Other, net	546	446
Changes in operating assets and liabilities:
Receivables, net	12,520	31,103
Inventory	(25,631)	(15,224)
Prepaid expenses	(2,974)	(1,752)
Income taxes payable	6,397	3,128
Accounts payable	(2,499)	(10,687)
Accrued expenses and other	(7,001)	4,663
Federal and state excise taxes payable	(1,281)	(1,504)
Other, net	2	(159)
Net cash provided by (used in) operating activities	(40,732)	56,357

Cash Flows from Investing Activities
Additions to property, plant, and equipment	(10,219)	(32,156)
Distributions from equity method investment	1,500	—
Other, net	322	(11)
Net cash used in investing activities	(8,397)	(32,167)

Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(5,196)	(5,156)
Repurchase of Common Stock	(886)	(1,035)
Loan fees paid related to borrowings	—	(2,712)
Proceeds from long-term debt	145,000	28,000
Principal payments on long-term debt	(28,200)	(52,200)
Payment of contingent consideration	(62,100)	—
Net cash provided by (used in) financing activities	48,618	(33,103)

Effect of exchange rate changes on cash and cash equivalents	(155)	960
Decrease in cash and cash equivalents	(666)	(7,953)
Cash and cash equivalents, beginning of period	18,460	25,273
Cash and cash equivalents, end of period	$17,794	$17,320
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Year to Date Ended June 30, 2026
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2025	$4	$6,715	$330,872	$445,736	$(373)	$(64,518)	$(1,646)	$716,790
Comprehensive loss:
Net loss	—	—	—	(134,804)	—	—	(3)	(134,807)
Other comprehensive loss	—	—	—	—	(265)	—	—	(265)
Dividends declared(a)	—	—	—	(2,625)	—	—	—	(2,625)
Share-based compensation	—	—	1,434	—	—	—	—	1,434
Stock shares awarded, forfeited or vested	—	—	(3,827)	—	—	3,827	—	—
Stock shares repurchased	—	—	—	—	—	(886)	—	(886)
Balance, March 31, 2026	4	6,715	328,479	308,307	(638)	(61,577)	(1,649)	579,641
Comprehensive income:
Net income	—	—	—	12,009	—	—	—	12,009
Other comprehensive loss	—	—	—	—	(108)	—	—	(108)
Dividends declared(a)	—	—	—	(2,636)	—	—	—	(2,636)
Share-based compensation	—	—	1,907	—	—	—	—	1,907
Stock shares awarded, forfeited or vested	—	—	(773)	—	—	773	—	—
Exchange of non-controlling interest	—	—	(1,649)	—		—	1,649	—
Balance, June 30, 2026	$4	$6,715	$327,964	$317,680	$(746)	$(60,804)	$—	$590,813

(a)Dividends and dividend equivalents were 0.12 per common share, per restricted stock unit, and per performance stock unit for the quarters ended March 31, 2026 and June 30, 2026.

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Year to Date Ended June 30, 2025
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2024	$4	$6,715	$332,195	$563,929	$(658)	$(68,019)	$(1,623)	$832,543
Comprehensive loss:
Net loss	—	—	—	(3,024)	—	—	(33)	(3,057)
Other comprehensive income	—	—	—	—	296	—	—	296
Dividends declared(a)	—	—	—	(2,578)	—	—	—	(2,578)
Share-based compensation	—	—	524	—	—	—	—	524
Stock shares awarded, forfeited or vested	—	—	(3,784)	—	—	3,784	—	—
Stock shares repurchased	—	—	—	—	—	(1,035)	—	(1,035)
Balance, March 31, 2025	4	6,715	328,935	558,327	(362)	(65,270)	(1,656)	826,693
Comprehensive income:
Net income	—	—	—	14,426	—	—	1	14,427
Other comprehensive income	—	—	—	—	617	—	—	617
Dividends declared(a)	—	—	—	(2,599)	—	—	—	(2,599)
Share-based compensation	—	—	991	—	—	—	—	991
Stock shares awarded, forfeited, or vested	—	—	(670)	—	—	670	—	—
Balance, June 30, 2025	$4	$6,715	$329,256	$570,154	$255	$(64,600)	$(1,655)	$840,129

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

The Company reports three operating segments: Branded Spirits, Distilling Solutions, and Ingredient Solutions.

Basis of Presentation and Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter and year to date ended June 30, 2026, should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”).  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

On April 1, 2026, the Company entered into a membership interest purchase agreement and acquired the remaining 40 percent non-controlling interest in Dos Primos Tequila, LLC (“Dos Primos”), making it a wholly-owned subsidiary of the Company. Prior to the agreement, the Company held a 60 percent interest in Dos Primos. The Company consolidated Dos Primos activity on its financial statements and presented the 40 percent non-controlling interest portion on a separate line prior to the purchase agreement.

Use of Estimates.  The financial reporting policies of the Company conform to GAAP.  The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  The application of certain of these policies places demands on management’s judgment, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain.  For all of these policies, management cautions that future events may not develop as forecast and estimates routinely require adjustment and may require material adjustment.

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

Inventories are stated at the lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials. Inventory consists of the following:

	June 30, 2026	December 31, 2025
Finished goods	$38,557	$42,263
Barreled distillate (bourbons and other whiskeys)	325,554	301,665
Raw materials	28,836	25,534
Work in process	5,225	2,782
Maintenance materials	9,251	9,097
Other	993	1,400
Total	$408,416	$382,741

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

Impairment of Long-Lived Assets. The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of the asset group may not be fully recoverable. The Company determines the carrying amount of the asset group compared to the future projected undiscounted cash flows as well as quantitative and qualitative factors. An impairment loss is recognized when the carrying value exceeds the fair value of the asset group.

The Company committed to a plan to abandon a long-lived asset at its distillery located in Bardstown, Kentucky, which was temporarily idled beginning in May 2026. The Company has not placed the equipment, a feed dryer not used in the distillation process, into service and does not intend to sell it. As a result, during the first quarter of 2026, the Company recorded a $26,869 impairment of assets, which was recorded in impairment and other on the Condensed Consolidated Statement of Income (Loss). The impaired assets were recorded within the Branded Spirits segment. Additionally, during the quarter ended June 30, 2026, the Company recorded $751 of costs related to the idled Kentucky facilities, which was recorded in impairment and other on the Condensed Consolidated Statement of Income (Loss).

Derivative Instruments. The Company enters into derivative contracts to manage risk exposure to interest rate fluctuations. The Company records derivative instruments on the balance sheet at fair value in accordance with GAAP. See Note 5, Derivative Instruments and Hedging Activities for additional information regarding derivative financial instruments and hedging activities.

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. Excluding the impact of the conversion feature of the Convertible Senior Notes and using the stated maturity of 2041, the fair value of the Company’s debt was $312,516 and $195,527 at June 30, 2026 and December 31, 2025, respectively. The financial statement carrying value of total debt (net of unamortized loan fees) was $369,596 and $252,318 at June 30, 2026 and December 31, 2025, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

The fair value calculation of contingent consideration associated with the acquisition of Penelope Bourbon LLC (“Penelope”) uses unobservable inputs, such as estimated net sales over the term of the earn-out period, discount rates, and volatility rates. The contingent consideration is measured using the Monte Carlo simulation approach. The inputs used in the calculation of the contingent consideration liability are considered Level 3 under the fair value hierarchy due to the lack of relevant market activity. There was no adjustment to the fair value of the contingent consideration liability during the quarter and year to date ended June 30, 2026, as the Company achieved the maximum net sales target as defined in the Penelope acquisition agreement during the third quarter 2025. During the quarter and year to date ended June 30, 2025, there was $8,000 and $22,700 in adjustments to the fair value measurement of the contingent consideration obligation which was included in the change in fair value of contingent consideration on the Condensed Consolidated Statements of Income.

The fair value of the Company’s contingent consideration liability was $110,800 at December 31, 2025. The amount payable is based upon achievement of certain net sales targets between the acquisition date and December 31, 2025. The Company paid the full contingent consideration of $110,800 on April 28, 2026.

Fair value disclosure for deferred compensation plan investments is included in Note 9, Employee and Non-Employee Benefit Plans. Fair value disclosure for interest rate swaps is included in Note 5, Derivative Instruments and Hedging Activities.

Equity Method Investments. The Company holds 50 percent interests in DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S.de R.L. de C.V. (“Agricola” and together with DGL, “LMX”), which are accounted for as equity method investments and are considered affiliates of the Company. The investment in LMX, which is recorded in investment in joint venture on the Condensed Consolidated Balance Sheets, was $6,861 and $8,211 at June 30, 2026 and December 31, 2025, respectively. During the quarter and year to date ended June 30, 2026, the Company recorded income of $169 and $150, respectively, from its equity method investments. During the quarter and year to date ended June 30, 2025, the Company recorded income of $237 and $494, respectively, from its equity method investments. Income from the equity method investment is recorded in other income, net on the Condensed Consolidated Statements of Income (Loss). Additionally, during the year to date ended June 30, 2026, the Company received a $1,500 distribution payment from LMX.

During the quarters ended June 30, 2026 and 2025, the Company purchased $2,128 and $6,524, respectively, of finished goods from LMX and bulk beverage alcohol from the other 50 percent owner of DGL. During the year to date ended June 30, 2026 and 2025, the Company purchased $3,590 and $10,566, respectively, of finished goods from LMX and bulk beverage alcohol from the other 50 percent owner of DGL.

Recently Adopted Accounting Standard Updates. ASU 2024-04, Induced Conversions of Convertible Debt Instruments, clarifies the requirement for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or extinguishments. This ASU is effective for annual periods beginning after December 15, 2025. Early adoption is permitted and can be applied either on a prospective basis or retrospective basis. The Company adopted this ASU during the first quarter of 2026, and it had no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements. ASU 2024-03, Disaggregation of Income Statement Expenses, requires disaggregated disclosures in the notes to the consolidated financial statements of certain categories of expenses that are included in expense line items on the Consolidated Statements of Income. This ASU is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, amends certain aspects of the accounting for software costs, including removing software development project stages and requiring companies to capitalize software costs when both of the following occur: (1) management authorizes or commits to funding a software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. This ASU is effective for annual periods beginning after December 15, 2027 and interim periods within those fiscal years. Early adoption is permitted and can be applied prospectively, retrospectively, or utilizing a modified transition approach. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

ASU 2025-11, Narrow-Scope Improvement (Topic 270 - Interim Reporting), clarifies the current interim reporting requirements and the form and content of the interim reporting requirements, and includes a disclosure principle that requires companies to disclose material events since the end of the last annual reporting period. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

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

Disaggregation of Sales. The following table presents the Company’s sales disaggregated by segment and major products and services:

	Quarter Ended June 30,		Year to Date Ended June 30,
	2026	2025	2026	2025
Branded Spirits
Premium plus	$32,645	$31,099	$55,296	$53,417
Mid	16,225	15,493	29,468	28,520
Value	8,324	8,936	14,827	16,277
Other	2,436	4,992	4,276	10,533
Total Branded Spirits	59,630	60,520	103,867	108,747

Distilling Solutions
Brown goods	14,260	35,057	29,169	68,713
Warehouse services	8,622	8,001	16,914	16,078
White goods and other co-products	6,338	6,942	11,137	12,152
Total Distilling Solutions	29,220	50,000	57,220	96,943

Ingredient Solutions
Specialty wheat starches	18,889	18,474	37,305	34,327
Specialty wheat proteins	12,749	12,612	25,457	19,960
Commodity wheat starches	2,670	3,061	5,287	5,780
Commodity wheat proteins	76	827	459	1,390
Biofuel and other	1,123	—	1,189	—
Total Ingredient Solutions	35,507	34,974	69,697	61,457

Total sales	$124,357	$145,494	$230,784	$267,147

Note 3. Goodwill and Other Intangible Assets

Definite-Lived Intangible Assets. The Company acquired definite-lived intangible assets in connection with various acquisitions of businesses prior to 2026. The distributor relationships have a carrying value of $50,579, net of accumulated amortization of $14,521. The distributor relationships have a useful life of 20 years. The amortization expense for the quarters ended June 30, 2026 and 2025 was $814, respectively. The amortization expense for the year to date ended June 30, 2026 and 2025 was $1,627, respectively.

As of June 30, 2026, the expected future amortization expense related to definite-lived intangible assets is as follows:

Remainder of 2026	$1,628
2027	3,255
2028	3,255
2029	3,255
2030	3,255
Thereafter	35,931
Total	$50,579

Goodwill. Changes in the carrying amount of goodwill by business segment were as follows:

	Distilling Solutions	Branded Spirits	Ingredient Solutions	Total
Balance, December 31, 2025	$—	$115,667	$—	$115,667
Impairment	—	(115,667)	—	(115,667)
Balance, June 30, 2026	$—	$—	$—	$—

Impairment Analysis. During the first quarter of 2026, the Company experienced a decrease in stock price and market capitalization, and as a result, the Company performed a quantitative assessment of goodwill. The Company engaged a third party valuation specialist to assist in comparing the fair value of the Branded Spirits reporting unit to the respective carrying value. The estimate of fair value of the Company’s reporting unit was calculated using equal weighting of the income approach that utilized the discounted cash flow method and the market approach that utilized the guideline public company method. Estimates in the determination of fair value of the reporting unit through the income approach were based on (i) discount rates based on the reporting unit’s weighted average cost of capital, (ii) future expected cash flows including revenue and operating margin projections, and (iii) long-term growth rates based on inflation forecasts, industry growth, and long-term economic growth potential. The market approach compares enterprise values and historical and projected results of public companies that reflect economic conditions and risks that are similar to the reporting unit to calculate an estimated enterprise value. These assumptions are based on historical trends as well as the projections and assumptions used in the Company’s budget and long-range plans. These assumptions reflect the Company’s estimates of future economic and competitive conditions which can be affected by several factors such as inflation, business valuations in the market, the economy, and market competition. Any changes in these assumptions may affect the Company’s fair value estimate and the results of an impairment test. As of the assessment date, to corroborate the Company’s fair value conclusion, it combined the estimated fair values of the reporting units and performed a market capitalization reconciliation to validate the reasonableness of the implied control premium. The Company calculated the market capitalization using both the stock price on the assessment date as well as the average stock price over a reasonable period of time preceding the assessment date. Based on this reconciliation, the Company believes the control premium to be reasonable.

Based on the results of the Company’s impairment analysis, the Company recorded an impairment charge of $115,667 to reduce the carrying amount of the Branded Spirits reporting unit during the first quarter of 2026. This goodwill impairment was recorded in impairment and other on the Condensed Consolidated Statement of Income (Loss) for the year to date ended June 30, 2026 and as a reduction of goodwill in the Consolidated Balance Sheets as of June 30, 2026.

Indefinite-Lived Intangible Assets. Changes in the carrying amount of trade name intangible assets by business segment were as follows:

	Distilling Solutions	Branded Spirits	Ingredient Solutions	Total
Balance, December 31, 2025	$—	$192,490	$—	$192,490
Impairment	—	(36,990)	—	(36,990)
Balance, June 30, 2026	$—	$155,500	$—	$155,500

Impairment Analysis. During the first quarter of 2026, in connection with the assessment of the same events and circumstances impacting the Branded Spirits reporting unit, the Company performed a quantitative impairment test of its indefinite-lived assets. The Company values its indefinite-lived intangible assets under the income approach using a relief-

from-royalty method, which assumes the value of the asset is the sum of the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the asset and instead licensed it from another company. When estimating the fair value, the Company made certain assumptions for its future revenue projections, market royalty rates, and discount rates. These assumptions reflect the Company’s estimates of future economic and competitive conditions which consider many factors including macroeconomic conditions, industry growth rates, and competition. Any changes in these assumptions may affect the Company’s fair value estimate and the results of an impairment test. The most sensitive assumption used in the analysis was a 15 percent discount rate.

Based on the results of the Company’s impairment analysis, the Company recorded an impairment charge of $36,990 to adjust the carrying amount of the trade name indefinite-lived intangible assets to fair value during the first quarter of 2026. The impairment was recorded in impairment and other on the Condensed Consolidated Statement of Income (Loss) for the year to date ended June 30, 2026 and as a reduction of intangible assets in the Consolidated Balance Sheets as of June 30, 2026. As of June 30, 2026, after the first quarter impairment was recorded, the fair values of the Company’s indefinite-lived intangible assets were equal to the respective carrying values.

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

Note 4.  Corporate Borrowings

The following table presents the Company’s outstanding indebtedness:

Description(a)	June 30, 2026	December 31, 2025
Credit Agreement - Revolver, 4.99% (variable rate) due 2030	$162,000	$42,000
Convertible Senior Notes, 1.88% (fixed rate) due 2041	201,250	201,250
Note Purchase Agreement
Series A Senior Secured Notes, 3.53% (fixed rate) due 2027	4,000	5,600
Senior Secured Notes, 3.80% (fixed rate) due 2029	9,600	11,200
Total indebtedness outstanding	376,850	260,050
Less unamortized loan fees(b)	(7,254)	(7,732)
Total indebtedness outstanding, net	369,596	252,318
Less current maturities of long-term debt	(6,400)	(6,400)
Long-term debt	$363,196	$245,918
(a) Interest rates are as of June 30, 2026.
(b) Loan fees are being amortized over the life of the debt agreements.

Credit Agreement. On February 14, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with multiple participants led by Wells Fargo Bank, National Association (“Wells Fargo Bank”) which provided for a $300,000 revolving credit facility and had a maturity date of May 14, 2026. On April 24, 2025, the Company entered into an Amended and Restated Credit Agreement (as amended, the “A&R Credit Agreement”) with Wells Fargo Bank, as administrative agent, swingline lender, and issuing lender, and the other lenders and parties thereto. The A&R Credit Agreement amends and restates the Company’s existing Credit Agreement, extending the maturity date to April 24, 2030. The A&R Credit Agreement increases the size of the revolving credit facility to $500,000 and permits the Company to increase the amount of the revolving credit facility by up to an additional $200,000, subject to certain conditions and at the discretion of the lenders. The Company incurred no new loan fees related to the A&R Credit Agreement during the year to date ended June 30, 2026.

The A&R Credit Agreement includes certain requirements and covenants with which the Company was in compliance at June 30, 2026. As of June 30, 2026, the Company had $162,000 of outstanding borrowings under the A&R Credit Agreement, leaving $338,000 available.

Convertible Senior Notes. On November 16, 2021, the Company issued $201,250 in aggregate principal amount of 1.88% convertible senior notes due in 2041 (the “2041 Notes”). The 2041 Notes were issued pursuant to an indenture, dated as of November 16, 2021 (the “Indenture”), by and among the Company, as issuer, Luxco, Inc., MGPI Processing, Inc., and MGPI of Indiana, LLC, as subsidiary guarantors, and U.S. Bank National Association, as trustee. The 2041 Notes are senior, unsecured obligations of the Company and interest is payable semi-annually in arrears at a fixed interest rate of 1.88% on May 15 and November 15 of each year. Holders of the 2041 Notes have the option to require the Company to purchase their notes on each of November 15, 2026, November 15, 2031 and November 15, 2036 at a repurchase price equal to 100% of the principal amount of the 2041 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. The 2041 Notes mature on November 15, 2041 unless earlier repurchased, redeemed, or converted, per the terms of the Indenture. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2041 Notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at its election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2041 Notes being converted.

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

During 2017, the Company issued $20,000 of Series A Senior Secured Notes with a maturity date of August 23, 2027. During 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Note Purchase Agreement includes certain requirements and covenants with which the Company was in compliance at June 30, 2026. As of June 30, 2026, the Company had $4,000 of Series A Senior Secured Notes and $9,600 of additional Senior Secured Notes outstanding under the Note Purchase Agreement, leaving $236,400 available under the Note Purchase Agreement.

Note 5. Derivative Instruments and Hedging Activities

The Company is exposed to interest rate risk on its variable-rate borrowings under its A&R Credit Agreement. To manage a portion of this exposure, on June 10, 2026, the Company entered into three pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $55,000 that became effective on June 30, 2026. The Company has designated each swap as a cash flow hedge of the variability in interest payments attributable to changes in one-month Term SOFR on a corresponding amount of the Company’s A&R Credit Agreement.

The interest rate swaps are recorded at fair value and are adjusted to market on a quarterly basis. The entire change in fair value of each designated swap is recorded in accumulated other comprehensive income/loss (“AOCI”) and is reclassified into interest expense in the same period in which the hedged interest payments affected earnings. As of June 30, 2026, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is approximately four years (through 2030). For the quarter and year to date ended June 30,2026, the unrealized loss on interest rate swaps recognized in AOCI was $156 (net of tax expense of $52). At June 30, 2026, the amount of net gains (losses) on qualifying derivatives currently recorded in AOCI expected to be reclassified into interest expense within the next twelve months is immaterial.

The aggregate notional amount of the Company’s derivative instruments designated as cash flow hedges, interest rate swaps, was $55,000 at June 30, 2026. For the quarter and year to date ended June 30, 2026, the gain (loss) recognized in AOCI reclassified into interest expense was immaterial.

The following table presents the fair value of the Company’s derivative instruments and their location on the condensed consolidated balance sheets:

	Balance Sheet Location	June 30, 2026
Derivative liabilities:
Interest rate swaps	Accrued expenses	$44
Interest rate swaps	Other noncurrent liabilities	$164

All derivative instruments are carried at fair value and are classified within Level 2 of the fair value hierarchy. The Company estimates the fair value of its interest rate swaps using a discounted cash flow model based on observable market inputs, including SOFR forward and discount curves, and incorporates an adjustment for nonperformance risk.

As of June 30, 2026, the Company had not posted any collateral related to these instruments. If the credit risk related contingent features underlying these agreements had been triggered on June 30, 2026, the Company could have been required to settle or post collateral of up to $208.

The Company’s interest rate swaps are governed by the International Swaps and Derivative Association master agreement with the counterparty, which provides for net settlement of all outstanding transactions in the event of default or termination. The Company's policy is to present its derivative assets and liabilities on a gross basis in the condensed consolidated balance sheets, and it has not offset any amounts related to its interest rate swaps. As of June 30, 2026, the gross and net amounts of the Company’s interest rate swaps subject to this enforceable master netting arrangement were the same, as reflected in the fair value table above.

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

Income tax expense (benefit) for the quarter and year to date ended June 30, 2026 was $3,063 and $(36,802), respectively, for an effective tax rate of 20.3 percent and 23.1 percent, respectively. The effective tax rate for the quarter ended June 30, 2026 differed from the 21 percent U.S. federal statutory rate on pretax income primarily due to the impact of federal and state tax credits and the discrete impact of a state law change on the Company’s deferred tax balances, partially offset by state income tax and income tax on foreign subsidiaries. The effective tax rate for the year to date ended June 30, 2026 differed from the 21 percent U.S. federal statutory rate on pretax income primarily due to the discrete tax impact related to the vesting of share-based awards, as well as state income tax and income tax on foreign subsidiaries, partially offset by federal and state tax credits and the discrete impact of a favorable state law change on the Company’s deferred tax balances. Additionally, the favorable tax impact for the year to date ended June 30, 2026 was a result of the reduction of deferred tax liabilities due to the goodwill and other long-lived asset impairments.

Income tax expense for the quarter and year to date ended June 30, 2025 was $4,308 and $4,979, respectively, for an effective tax rate of 23.0 percent and 30.5 percent. The effective tax rate for the quarter and year to date ended June 30, 2025 differed from the 21 percent U.S. federal statutory rate on pretax income primarily due to the state income tax and income tax on foreign subsidiaries, partially offset by federal and state tax credits. In addition, for the year to date ended June 30, 2025, the effective tax rate differed from the U.S. federal statutory rate on pretax income due to the discrete tax impact related to the vesting of share based awards.

Note 7.  Equity and EPS

The following table presents computations of basic and diluted EPS:

	Quarter Ended June 30,		Year to Date Ended June 30,
	2026	2025	2026	2025
Operations:
Net income (loss)(a)	$12,009	$14,427	$(122,798)	$11,370
Attributable to noncontrolling interest	—	(1)	3	32
Attributable to participating securities (unvested shares and units)(b)	(155)	(159)	(68)	(127)
Net income (loss) used in EPS calculation	$11,854	$14,267	$(122,863)	$11,275

Share information:
Basic weighted average common shares(c)	21,433,066	21,360,984	21,411,374	21,351,809
Diluted weighted average common shares(d)	21,433,066	21,360,984	21,411,374	21,351,809

Basic EPS	$0.55	$0.67	$(5.74)	$0.53
Diluted EPS	$0.55	$0.67	$(5.74)	$0.53
(a)Net income attributable to all stockholders.
(b)Participating securities included 280,492 and 222,462 unvested restricted stock units (“RSUs”) at June 30, 2026 and 2025, respectively.
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

Share Repurchase. On February 29, 2024, the Company announced that its Board of Directors approved a $100,000 share repurchase program. Under the share repurchase program, the Company can repurchase stock from time to time for cash in open market purchases, privately negotiated transactions, or by other means, in accordance with applicable securities laws and other legal requirements. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice. During the quarters and year to dates ended June 30, 2026 and 2025, the Company repurchased no shares under the share repurchase program. As of June 30, 2026, there was approximately $53,412 remaining under the share repurchase program.

Common Stock Share Activity. The following table presents the Company’s share activity:

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2025	437	21,294,315
Issuance of Common Stock	—	109,225
Repurchase of Common Stock (a)	—	(34,415)
Balance, March 31, 2026	437	21,369,125
Issuance of Common Stock	—	42,719
Balance, June 30, 2026	437	21,411,844

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2024	437	21,194,707
Issuance of Common Stock	—	107,267
Repurchase of Common Stock (a)	—	(31,631)
Balance, March 31, 2025	437	21,270,343
Issuance of Common Stock	—	21,099
Balance, June 30, 2025	437	21,291,442
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

On January 23, 2025, a putative derivative lawsuit captioned Sebald v. Colo, et al., Case No. 2:25-cv-02034, was filed in the United States District Court for the District of Kansas against two of the Company’s former Chief Executive Officers, its current Chief Financial Officer, and the members of its Board of Directors (the “Sebald Action”). On March 17, 2025, a second putative derivative lawsuit captioned Reid v. Bratcher, et al., Case No. 2:25-cv-02127, was filed in the United States District Court for the District of Kansas against the same defendants (the “Reid Action”). On July 1, 2025, the respective plaintiffs in these cases filed a consolidated amended complaint (the “Consolidated Action”). On May 15, 2025, a third putative derivative lawsuit captioned Kruitwagen v. Bratcher, et al., Case No. 2:25-cv-02262, was filed in the United States District Court for the District of Kansas against the same defendants as in the Consolidated Action (the “Kruitwagen Action”). The Company is a “Nominal Defendant” in the lawsuits, which reflects the fact that the lawsuits are maintained by the respective named plaintiffs on behalf of the Company and that the plaintiffs seek damages on the Company’s behalf. The complaints allege, among other things, that the defendants breached their fiduciary duties and violated federal securities laws by causing the Company to make false and/or misleading statements and/or omissions in public filings during the class period alleged in the securities action and also allege breaches of fiduciary duties by failing to maintain internal controls. The complaints also allege breaches of fiduciary duties by seeking shareholder approval of an equity incentive plan, and causing the Company to repurchase its own stock at artificially inflated prices. The complaints bring additional claims for unjust enrichment, abuse of control, gross mismanagement, aiding and abetting breaches of fiduciary duties, and waste of corporate assets and seek indemnity and contribution from the named current and former officers. On July 24, 2025 and July 28, 2025, the Court entered orders staying the Consolidated Action and the Kruitwagen Action, respectively, pending an outcome on the motion to dismiss filed in the putative securities class action. On April 8, 2026, the Court entered an order extending the stays and directing the parties to file a status report by May 1, 2026. The Court subsequently issued orders continuing the stays in both actions pending the outcome of the Tenth Circuit appeal. The defendants believe there are substantial defenses to the claims asserted and intend to defend the lawsuits vigorously.

Note 9.  Employee and Non-Employee Benefit Plans

Share-Based Compensation Plans.  The Company has one equity-based compensation plan, the Amended and Restated 2024 Equity Incentive Plan (the “A&R 2024 Plan”). The 2024 Equity Incentive Plan (the “2024 Plan”) authorized 1,319,320 shares for issuance, subject to the adjustment and add-back provision of the 2024 Plan. On May 13, 2026, the stockholders of the Company approved the A&R 2024 Plan, which increased the number of shares available under the 2024 Plan by an additional 750,000 shares. The A&R 2024 Plan provides for the awarding of stock options, stock appreciation rights, shares of restricted stock, RSUs, performance stock units (“PSUs”), and other stock-based awards for executive officers and other employees, as well as non-employee directors and certain consultants and advisors. As of June 30, 2026, 1,145,211 shares remain available for issuance under the A&R 2024 Plan. PSUs are counted at the target level established on the award’s grant date and are adjusted after the performance period ends and the Human Resources and Compensation Committee has certified the achievement of their performance goals.

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan (the “EDC Plan”) effective June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company’s obligations under the EDC Plan change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the EDC Plan. Realized and unrealized gains (losses) on deferred compensation plan investments were included as a component of other income, net on the Company’s Condensed Consolidated Statements of Income. For the quarter and year to date ended June 30, 2026, the Company had a gain on deferred compensation plan investments of $130 and $132, respectively, and for the quarter and year to date ended June 30, 2025, the Company had a gain on deferred compensation plan investments of $92 and $48, respectively.

EDC Plan investments are classified as Level 1 in the fair value hierarchy since the investments trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. At June 30, 2026 and December 31, 2025, the EDC Plan investments were $1,983 and $2,236, respectively, which were recorded in other assets on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan current liabilities were $611 and $585 at June 30, 2026 and December 31, 2025, respectively, which were included in accrued expenses and other on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan non-current liabilities were $1,812 and $1,651 at June 30, 2026 and December 31, 2025, respectively, and were included in other noncurrent liabilities on the Company’s Condensed Consolidated Balance Sheets.

Note 10.  Operating Segments

At June 30, 2026, the Company had three segments: Branded Spirits, Distilling Solutions, and Ingredient Solutions. The Company’s operating segments are based on the financial information the chief operating decision maker uses to allocate resources and evaluate performance of the business. The Branded Spirits segment consists of a portfolio of high quality branded spirits which are produced through distilleries and bottling facilities. The Distilling Solutions segment consists of food grade alcohol (primarily brown goods) and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry). The Distilling Solutions segment also includes warehouse services, such as barrel put away, barrel storage, and barrel retrieval services. The Ingredient Solutions segment consists of specialty starches and proteins as well as commodity starches and proteins. Intersegment sales and transfers are recorded at cost and are treated as a transfer of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

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

The following tables present summarized financial information for each segment:

	Quarter Ended June 30, 2026
	Branded Spirits	Distilling Solutions	Ingredient Solutions	Corporate	Total
Sales	$59,630	$29,220	$35,507	$—	$124,357
Cost of Goods Sold	28,034	17,918	31,934	—	77,886
Gross Profit	31,596	11,302	3,573	—	46,471
Advertising and promotion expense	5,546	—	114	23	5,683
SG&A expense	7,945	717	763	10,812	20,237
Provision for credit loss	2,148	—	—	—	2,148
Impairment and other	751	—	—	—	751
Operating income (loss)	$15,206	$10,585	$2,696	$(10,835)	$17,652

Depreciation and amortization	$2,144	$1,767	$2,119	$356	$6,386

	Quarter Ended June 30, 2025
	Branded Spirits	Distilling Solutions	Ingredient Solutions	Corporate	Total
Sales	$60,520	$50,000	$34,974	$—	$145,494
Cost of Goods Sold	28,536	31,188	27,383	—	87,107
Gross Profit	31,984	18,812	7,591	—	58,387
Advertising and promotion expense	6,268	285	331	29	6,913
SG&A expense	8,979	786	970	12,421	23,156
Change in fair value of contingent consideration	8,000	—	—	—	8,000
Operating income (loss)	$8,737	$17,741	$6,290	$(12,450)	$20,318

Depreciation and amortization	$2,145	$2,025	$1,307	$353	$5,830

	Year to Date Ended June 30, 2026
	Branded Spirits	Distilling Solutions	Ingredient Solutions	Corporate	Total
Sales	$103,867	$57,220	$69,697	$—	$230,784
Cost of Goods Sold	51,135	37,293	62,303	—	150,731
Gross Profit	52,732	19,927	7,394	—	80,053
Advertising and promotion expense	11,558	86	122	108	11,874
SG&A expense	15,915	1,421	1,635	22,332	41,303
Provision for credit loss	2,148	—	—	—	2,148
Impairment and other	180,277	—	—	—	180,277
Operating income (loss)	$(157,166)	$18,420	$5,637	$(22,440)	$(155,549)

Depreciation and amortization	$4,303	$3,565	$4,077	$706	$12,651

	Year to Date Ended June 30, 2025
	Branded Spirits	Distilling Solutions	Ingredient Solutions	Corporate	Total
Sales	$108,747	$96,943	$61,457	$—	$267,147
Cost of Goods Sold	54,565	59,451	51,414	—	165,430
Gross Profit	54,182	37,492	10,043	—	101,717
Advertising and promotion expense	13,922	431	651	81	15,085
SG&A expense	17,969	1,438	2,094	22,860	44,361
Change in fair value of contingent consideration	22,700	—	—	—	22,700
Operating income (loss)	$(409)	$35,623	$7,298	$(22,941)	$19,571

Depreciation and amortization	$4,285	$4,080	$2,578	$695	$11,638

The following table allocates assets to each segment as of:

	June 30, 2026	December 31, 2025
Identifiable Assets
Branded Spirits	$550,586	$734,459
Distilling Solutions	337,437	342,449
Ingredient Solutions	139,069	133,807
Corporate	30,671	25,149
Total	$1,057,763	$1,235,864

Note 11.  Subsequent Events

Allowance for Credit Losses. On July 26, 2026, one of the Company’s significant customers filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. As a result, the Company recognized an allowance for credit loss of $2,148 on the Condensed Consolidated Balance Sheet as of June 30, 2026 and in provision for credit loss on the Condensed Consolidated Statements of Income (Loss) for the quarter and year to date ended June 30, 2026. The allowance for credit loss was recorded within the Branded Spirits segment. The Company evaluates its credit losses periodically and as circumstances warrant which may result in changes to the credit loss allowance. The Company is evaluating the impact of the bankruptcy on future sales and cash collections, and the ultimate amount recoverable may differ from current estimates.

Dividend. On July 29, 2026, the Company announced a quarterly dividend payable to stockholders of record of the Company’s common stock, resulting in dividend equivalents payable to certain RSU holders, of $0.12 per share and per RSU. The dividend and dividend equivalents are payable on August 28, 2026 to stockholders of record and certain RSU holders as of August 14, 2026.

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

OVERVIEW

MGP is a leading producer of branded and distilled spirits as well as food ingredient solutions. We have an extensive award-winning global portfolio of branded spirits, which we produce through our distilleries and bottling facilities and sell to distributors. Our branded spirits products account for a range of price points from value products through premium plus brands. Distilled spirits include premium bourbon, rye, and other whiskeys (“brown goods”) and grain neutral spirits (“GNS”), including vodka and gin. Our distilled spirits are either sold directly or indirectly to manufacturers of other branded spirits. Our protein and starch food ingredients are predominantly wheat based and provide a host of functional, nutritional, and sensory benefits for a wide range of food products to serve the consumer packaged goods industry. Our ingredient products are sold directly, or through distributors, to manufacturers and processors of finished packaged goods or to bakeries.

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

RESULTS OF OPERATIONS

Consolidated Results

The table below details the consolidated results for the quarters ended June 30, 2026 and 2025:

	Quarter Ended June 30,
	2026	2025	2026 v. 2025
Sales	$124,357	$145,494	(15)%
Cost of sales	77,886	87,107	(11)
Gross profit	46,471	58,387	(20)
Gross margin %	37.4%	40.1%	(2.7)	pp(a)
Advertising and promotion expenses	5,683	6,913	(18)
Selling, general, and administrative (“SG&A”) expenses	20,237	23,156	(13)
Provision for credit loss	2,148	—	N/A
Impairment and other	751	—	N/A
Change in fair value of contingent consideration	—	8,000	N/A
Operating income	17,652	20,318	(13)
Operating margin %	14.2%	14.0%	0.2	pp
Interest expense, net	(2,879)	(1,897)	52
Other income, net	299	314	(5)
Income before income taxes	15,072	18,735	(20)
Income tax expense	3,063	4,308	(29)
Effective tax expense rate %	20.3%	23.0%	(2.7)	pp
Net income	$12,009	$14,427	(17)%
Net income margin %	9.7%	9.9%	(0.2)	pp
(a) Percentage points (“pp”).

Sales - Sales for the quarter ended June 30, 2026 were $124,357, a decrease of 15 percent compared to the year-ago quarter, which was the result of decreased sales in the Distilling Solutions and Branded Spirits segments, partially offset by increased sales in the Ingredient Solutions segment. Within the Distilling Solutions segment, sales were down 42 percent primarily due to decreased sale volume of brown goods. Within the Branded Spirits segment, sales were down 1 percent primarily due to decreased sales volume of our private label bottled products within the other category. Within the Ingredient Solutions segment, sales were up 2 percent, primarily due to increased sales of biofuel and other (see “Segment Results”).

Gross profit - Gross profit for the quarter ended June 30, 2026 was $46,471, a decrease of 20 percent compared to the year-ago quarter, which was the result of decreased gross profit in each segment. Within the Distilling Solutions segment, gross profit decreased by $7,510, or 40 percent. Within the Ingredient Solutions segment, gross profit decreased by $4,018, or 53 percent. Within the Branded Spirits segment, gross profit decreased $388, or 1 percent (see “Segment Results”).

Advertising and promotion expenses - Advertising and promotion expenses for the quarter ended June 30, 2026 were $5,683, a decrease of 18 percent compared to the year-ago quarter, primarily driven by timing of advertising and promotion spend.

SG&A expenses - SG&A expenses for the quarter ended June 30, 2026 were $20,237, a decrease of 13 percent compared to the year-ago quarter, primarily driven by our cost savings initiatives.

Operating income - Operating income for the quarter ended June 30, 2026 decreased to $17,652 from $20,318 for the quarter ended June 30, 2025, primarily due to a decrease in gross profit in each segment and an increase in provision for credit loss related to one of our significant customers filing a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code during July 2026. These decreases were partially offset by the change in fair value of contingent consideration, as well as decreases in SG&A and advertising and promotion expenses.

Operating income, quarter versus quarter	Operating Income	Change
Operating income for the quarter ended June 30, 2025	$20,318
Decrease in gross profit - Distilling Solutions segment(a)	(7,510)	(37)%
Decrease in gross profit - Ingredient Solutions segment(a)	(4,018)	(20)	pp(b)
Decrease in gross profit - Branded Spirits segment(a)	(388)	(2)	pp
Decrease in advertising and promotion expenses	1,230	6	pp
Decrease in SG&A expenses	2,919	14	pp
Increase in provision for credit loss	(2,148)	(11)	pp
Increase in impairment and other	(751)	(4)	pp
Change in fair value of contingent consideration	8,000	39	pp
Operating income for the quarter ended June 30, 2026	$17,652	(13)%
(a) See “Segment Results.”
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for the quarter ended June 30, 2026 was $3,063, for an effective tax rate of 20.3 percent. Income tax expense for the quarter ended June 30, 2025 was $4,308, for an effective tax rate of 23.0 percent. The decrease in income tax expense, quarter versus quarter, was due primarily to lower income before income taxes. The decrease in tax rate, quarter versus quarter, was primarily due to the discrete impact of a state law change on the Company’s deferred tax balances.

Earnings per common share (“EPS”) - Basic and Diluted EPS was $0.55 for the quarter ended June 30, 2026, compared to $0.67 for the quarter ended June 30, 2025. The change in basic and diluted EPS, quarter versus quarter, was primarily due to an increase in interest expense, net and a decrease in operating income.

Change in EPS, quarter versus quarter	EPS	Change
Basic and Diluted EPS for the quarter ended June 30, 2025	$0.67
Change in operating income(a)	(0.10)	(15)%
Change in interest expense, net(a)	(0.04)	(6)	pp(b)
Change in effective tax rate	0.02	3	pp
Basic and Diluted EPS for the quarter ended June 30, 2026	$0.55	(18)%
(a) Net of tax based on the effective tax rate for the base year (2025).
(b) Percentage points (“pp”).

The table below details the consolidated results for the year to date ended June 30, 2026 and 2025:

	Year to Date Ended June 30,
	2026	2025	2026 v. 2025
Sales	$230,784	$267,147	(14)%
Cost of sales	150,731	165,430	(9)
Gross profit	80,053	101,717	(21)
Gross margin %	34.7%	38.1%	(3.4)	pp(a)
Advertising and promotion expenses	11,874	15,085	(21)
SG&A expenses	41,303	44,361	(7)
Provision for credit loss	2,148	—	N/A
Impairment and other	180,277	—	N/A
Change in fair value of contingent consideration	—	22,700	N/A
Operating income (loss)	(155,549)	19,571	(895)
Operating margin %	(67.4)%	7.3%	(74.7)	pp
Interest expense, net	(4,300)	(3,751)	15
Other income, net	249	529	(53)
Income (loss) before income taxes	(159,600)	16,349	(1,076)
Income tax expense (benefit)	(36,802)	4,979	(839)
Effective tax expense rate %	23.1%	30.5%	(7.4)	pp
Net income (loss)	$(122,798)	$11,370	(1,180)%
Net income margin %	(53.2)%	4.3%	(57.5)	pp
(a) Percentage points (“pp”).

Sales - Sales for the year to date ended June 30, 2026 were $230,784, a decrease of 14 percent compared to the year-ago period, which was the result of decreased sales in the Distilling Solutions and Branded Spirits segments, partially offset by increased sales in the Ingredient Solutions segment. Within the Distilling Solutions segment, sales were down 41 percent primarily due to decreased sales volume of brown goods. Sales of Branded Spirits were down 4 percent, primarily due to decreased sales volume of our private label bottled products within the other category. Within the Ingredient Solutions segment, sales were up 13 percent, primarily due to increased sales of specialty wheat proteins and starches (see “Segment Results”).

Gross profit - Gross profit for the year to date ended June 30, 2026 was $80,053, a decrease of 21 percent compared to the year-ago period. The decrease was driven by decreased gross profit in each of the segments. In the Distilling Solutions segment, gross profit decreased by $17,565 or 47 percent. In the Ingredient Solutions segment, gross profit decreased by $2,649, or 26 percent. In the Branded Spirits segment, gross profit declined by $1,450, or 3 percent (see “Segment Results”).

Advertising and promotion expenses - Advertising and promotion expenses for the year to date ended June 30, 2026 were $11,874, a decrease of 21 percent compared to the year-ago period, primarily driven by timing of advertising and promotion spend.

SG&A expenses - SG&A expenses for the year to date ended June 30, 2026 were $41,303, a decrease of 7 percent compared to the year-ago period, primarily driven by our cost savings initiatives.

Operating income (loss) - Operating income for the year to date ended June 30, 2026 decreased to a loss of $155,549 from income of $19,571 for the year to date period ended June 30, 2025, primarily due to the $179,526 goodwill and other long-lived assets impairment related to the Branded Spirits segment recorded during the first quarter 2026. Additionally, contributing to the operating loss was decreases in gross profit in each segment and an increase in provision for credit loss related to one of our significant customers filing a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code during July 2026. These decreases were partially offset by the change in the fair value of the contingent consideration liability, as well as the reduction in advertising and promotion and SG&A expenses.

Operating income (loss), year to date versus year to date	Operating Income	Change
Operating income for the year to date ended June 30, 2025	$19,571
Decrease in gross profit - Distilling Solutions segment(a)	(17,565)	(90)%
Decrease in gross profit - Ingredient Solutions segment(a)	(2,649)	(14)	pp(b)
Decrease in gross profit - Branded Spirits segment(a)	(1,450)	(7)	pp
Decrease in advertising and promotion expenses	3,211	16	pp
Decrease in SG&A expenses	3,058	16	pp
Increase in provision for credit loss	(2,148)	(11)	pp
Increase in impairment and other	(180,277)	(921)	pp
Change in fair value of contingent consideration	22,700	116	pp
Operating loss for the year to date ended June 30, 2026	$(155,549)	(895)%
(a) See “Segment Results.”
(b) Percentage points (“pp”).

Income tax expense (benefit) - Income tax benefit for the year to date ended June 30, 2026 was $36,802, for an effective tax rate of 23.1 percent. Income tax expense for the year to date ended June 30, 2025, was $4,979, for an effective tax rate of 30.5 percent. The decrease in income tax expense, year to date versus year to date, was primarily due to lower income before income taxes and the tax impact of the goodwill and other long-lived assets impairment. The decrease in tax rate, year to date versus year to date, was primarily due to the discrete impact of a state law change on the Company’s deferred tax balances.
Earnings per common share - Basic and diluted EPS was $(5.74) for the year to date ended June 30, 2026, compared to $0.53 for the year to date ended June 30, 2025. The change in basic and diluted EPS, year to date versus year to date, was primarily due to a decrease in operating income.

Change in EPS, year to date versus year to date	EPS	Change
Basic and Diluted EPS for the year to date ended June 30, 2025	$0.53
Change in operating income(a)	(5.71)	(1,077)%
Change in interest expense, net(a)	(0.02)	(4)	pp(b)
Change in other income, net(a)	(0.01)	(2)	pp
Change in effective tax rate	(0.55)	(104)	pp
Change in weighted average shares outstanding	0.02	4	pp
Basic and Diluted EPS for the year to date ended June 30, 2026	$(5.74)	(1,183)%
(a) Net of tax based on the effective tax rate for the base year (2025).
(b) Percentage points (“pp”)

SEGMENT RESULTS

Branded Spirits

The following tables show selected financial information for the Branded Spirits segment for the quarters ended June 30, 2026 and 2025.

	BRANDED SPIRITS SALES
	Quarter Ended June 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2026	2025	$ Change	% Change
Premium plus	$32,645	$31,099	$1,546	5%
Mid	16,225	15,493	732	5
Value	8,324	8,936	(612)	(7)
Other	2,436	4,992	(2,556)	(51)
Total Branded Spirits	$59,630	$60,520	$(890)	(1)%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	(1)%	—%	(1)%

	Other Financial Information
	Quarter Ended June 30,		Quarter versus Quarter Increase / (Decrease)
	2026	2025	$ Change	% Change
Gross profit	$31,596	$31,984	$(388)	(1)%
Gross margin %	53.0%	52.8%		0.2	pp(d)
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
(d) Percentage points (“pp”).

Total sales of the Branded Spirits segment for the quarter ended June 30, 2026 decreased by $890, or 1 percent, compared to the prior year quarter, primarily due to a decrease in sales volume of our private label bottled products within the other category. This decrease was partially offset by increased sales volume in the premium plus price tier reflecting continued growth of our American whiskey offerings.

Gross profit decreased versus the prior year quarter by $388, or 1 percent, primarily driven by lower sales volume of private label bottled products within the other category. Gross margin for the quarter ended June 30, 2026 increased to 53.0 percent from 52.8 percent for the prior year quarter, driven primarily by increased sales volume in the premium plus price tier.

The following tables show selected financial information for the Branded Spirits segment for the year to date ended June 30, 2026 and 2025.

	BRANDED SPIRITS SALES
	Year to Date Ended June 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2026	2025	$ Change	% Change
Premium plus	$55,296	$53,417	$1,879	4%
Mid	29,468	28,520	948	3
Value	14,827	16,277	(1,450)	(9)
Other	4,276	10,533	(6,257)	(59)
Total Branded Spirits	$103,867	$108,747	$(4,880)	(4)%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	(4)%	(3)%	(1)%

	Other Financial Information
	Year to Date Ended June 30,		Year to Date versus Year to Date Increase / (Decrease)
	2026	2025	$ Change	% Change
Gross profit	$52,732	$54,182	$(1,450)	(3)%
Gross margin %	50.8%	49.8%		1.0	pp(d)
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
(d) Percentage points (“pp”).

Total sales of the Branded Spirits segment for the year to date ended June 30, 2026 decreased by $4,880, or 4 percent, compared to the year-ago period, primarily due to a decrease in sales volume of our private label bottled products within the other category. Sales volume of brands within the value price tier also decreased as we continued to optimize our offerings in this price tier. These decreases were partially offset by increased sales volume in the premium plus and mid price tiers reflecting our continued focus on the American whiskey and tequila categories.

Gross profit for the year to date ended June 30, 2026 decreased by $1,450, or 3 percent, primarily driven by lower sales volume of private label bottled products within the other category. Gross margin for the year to date ended June 30, 2026 increased to 50.8 percent from 49.8 percent for the prior year period, driven primarily by increased sales volume in the premium plus price tier.

Distilling Solutions

The following tables show selected financial information for the Distilling Solutions segment for the quarters ended June 30, 2026 and 2025.

	DISTILLING SOLUTIONS SALES
	Quarter Ended June 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2026	2025	$ Change	% Change
Brown goods	$14,260	$35,057	$(20,797)	(59)%
Warehouse services	8,622	8,001	621	8
White goods and other co-products	6,338	6,942	(604)	(9)
Total Distilling Solutions	$29,220	$50,000	$(20,780)	(42)%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Brown goods	(59)%	(68)%	9%

	Other Financial Information
	Quarter Ended June 30,		Quarter versus Quarter Increase / (Decrease)
	2026	2025	$ Change	% Change
Gross profit	$11,302	$18,812	$(7,510)	(40)%
Gross margin %	38.7%	37.6%		1.1	pp(d)
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
(d) Percentage points (“pp”).

Total sales of the Distilling Solutions segment for the quarter ended June 30, 2026 decreased by $20,780, or 42 percent, compared to the prior year quarter, primarily driven by lower brown goods sales volume. Brown goods sales decreased due to reduced customer volume demand resulting primarily from continued elevated industry-wide barrel inventory levels. This decrease was partially offset by an increase in net price/mix of brown goods compared to the prior year quarter.

Gross profit decreased versus the prior year quarter by $7,510, or 40 percent, primarily due to lower brown goods sales volume. Gross margin for the quarter ended June 30, 2026 increased to 38.7 percent from 37.6 percent for the prior year quarter primarily due to an increase in net price/mix of brown goods and reduced distillation costs.

The following tables show selected financial information for the Distilling Solutions segment for the year to date ended June 30, 2026 and 2025.

	DISTILLING SOLUTIONS SALES
	Year to Date Ended June 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2026	2025	$ Change	% Change
Brown goods	$29,169	$68,713	$(39,544)	(58)%
Warehouse services	16,914	16,078	836	5
White goods and other co-products	11,137	12,152	(1,015)	(8)
Total Distilling Solutions	$57,220	$96,943	$(39,723)	(41)%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Brown goods	(58)%	(62)%	4%

	Other Financial Information
	Year to Date Ended June 30,		Year to Date versus Year to Date Increase / (Decrease)
	2026	2025	$ Change	% Change
Gross profit	$19,927	$37,492	$(17,565)	(47)%
Gross margin %	34.8%	38.7%		(3.9)	pp(d)

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
(d) Percentage points (“pp”).

Total sales of the Distilling Solutions segment for the year to date ended June 30, 2026 decreased by $39,723, or 41 percent compared to the year-ago period, primarily driven by lower brown goods sales volume. Brown goods sales decreased due to reduced customer volume demand resulting primarily from continued elevated industry-wide barrel inventory levels. This decrease was partially offset by an increase in net price/mix of brown goods compared to the prior year period.

Gross profit for the year to date ended June 30, 2026 decreased by $17,565 compared to the year-ago period, primarily due to lower brown goods sales volume. Gross margin for the year to date ended June 30, 2026 decreased to 34.8 percent from 38.7 percent for the prior year period primarily due to lower brown goods sales.

Ingredient Solutions

The following tables show selected financial information for the Ingredient Solutions segment for the quarters ended June 30, 2026 and 2025.

	INGREDIENT SOLUTIONS SALES
	Quarter Ended June 30,		Quarter versus Quarter Sales Change Increase / (Decrease)
	2026	2025	$ Change	% Change
Specialty wheat starches	$18,889	$18,474	$415	2%
Specialty wheat proteins	12,749	12,612	137	1
Commodity wheat starches	2,670	3,061	(391)	(13)
Commodity wheat proteins	76	827	(751)	(91)
Biofuel and other	1,123	—	1,123	N/A
Total Ingredient Solutions	$35,507	$34,974	$533	2%

	Change in Quarter versus Quarter Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	2%	—%	2%

	Other Financial Information
	Quarter Ended June 30,		Quarter versus Quarter Increase / (Decrease)
	2026	2025	$ Change	% Change
Gross profit	$3,573	$7,591	$(4,018)	(53)%
Gross margin %	10.1%	21.7%		(11.6)	pp(d)

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
(d) Percentage points (“pp”).

Total sales of the Ingredient Solutions segment for the quarter ended June 30, 2026 increased by $533, or 2 percent, compared to the prior year quarter. The increase was primarily driven by increased sales volume of bio fuel and other byproducts and increased net price/mix of specialty wheat starches and proteins. These increases were partially offset by a decrease in sales volume of commodity wheat proteins and a decrease in net price/mix of commodity wheat starches.
Gross profit decreased versus the prior year quarter by $4,018, or 53 percent. Gross margin for the quarter ended June 30, 2026 decreased to 10.1 percent from 21.7 percent for the prior year quarter. The decrease in gross profit was primarily driven by higher waste starch stream costs in biofuel and other, as well as lower net price/mix of commodity wheat starches. This decrease was partially offset by an increase in net/price mix of specialty wheat starches and proteins.

The following tables show selected financial information for the Ingredient Solutions segment for the year to date June 30, 2026 and 2025.

	INGREDIENT SOLUTIONS SALES
	Year to Date Ended June 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2026	2025	$ Change	% Change
Specialty wheat starches	$37,305	$34,327	$2,978	9%
Specialty wheat proteins	25,457	19,960	5,497	28
Commodity wheat starches	5,287	5,780	(493)	(9)
Commodity wheat proteins	459	1,390	(931)	(67)
Biofuel and other	1,189	—	1,189	N/A
Total Ingredient Solutions	$69,697	$61,457	$8,240	13%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	13%	8%	5%

	Other Financial Information
	Year to Date Ended June 30,		Year to Date versus Year to Date Increase / (Decrease)
	2026	2025	$ Change	% Change
Gross profit	$7,394	$10,043	$(2,649)	(26)%
Gross margin %	10.6%	16.3%		(5.7)	pp(d)

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
(d) Percentage points (“pp”).

Total sales of the Ingredient Solutions segment for the year to date ended June 30, 2026 increased by $8,240, or 13 percent, compared to the prior year period. The increase was primarily driven by increased net price/mix and sales volume of specialty wheat proteins and starches due to cycling against the supply challenges resulting from adverse weather during the prior year, complexities associated with the closure of the Atchison distillery, as well as cycling against the timing of commercialization of new customers during the prior year.
Gross profit decreased by $2,649, or 26 percent for the year to date ended June 30, 2026 compared to the prior year period. Gross margin for the year to date ended June 30, 2026 decreased to 10.6 percent from 16.3 percent for the prior year period. The decrease in gross profit and margin was primarily driven by higher waste starch stream costs in biofuel and other. This decrease was partially offset by an increase in net price/mix and volume of specialty wheat proteins and starches.

CASH FLOW, FINANCIAL CONDITION, AND LIQUIDITY

Our primary sources of liquidity have been cash flow from operating activities and borrowings through our Credit Agreement, Convertible Senior Notes, and Note Purchase Agreement (see Note 4, Corporate Borrowings). These sources of cash are used to fund our operating needs, capital expenditures, stockholder dividends, and other discretionary uses. We continue to monitor market conditions which have created, and may continue to create, credit and economic challenges that could adversely impact our cash flow from operating activities and cash provided by borrowings. In the past, this has included consumer, distributor, retailer, and supplier inventory destocking, increases in our provision for credit loss, and customer contract non-performance, and we continue to face these risks (see “Operating Activities”). Our overall liquidity reflects our effective cash management strategy that takes into account liquidity management, economic factors, and tax considerations. We expect our sources of cash to be adequate to provide for budgeted capital expenditures, potential mergers or acquisitions, and anticipated operating requirements for the next 12 months and beyond.

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

At June 30, 2026, our current assets exceeded our current liabilities by $458,355, largely due to our inventories, at cost, of $408,416. At June 30, 2026, our cash balance was $17,794 and we have used our various debt agreements for liquidity purposes, with $338,000 available under our credit agreement for additional borrowings and $236,400 available under the Note Purchase Agreement (see Note 4, Corporate Borrowings). Under these agreements (including the Credit Agreement amendment and the Note Purchase Agreement amendment we entered into on February 20, 2026), we must meet certain financial covenants and restrictions, and at June 30, 2026, we met those covenants and restrictions.

We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations and borrowings under our various debt agreements. We expect some holders of the Convertible Senior Notes to require the Company to repurchase the Convertible Senior Notes during the fourth quarter of 2026. We have sufficient availability to repurchase the Convertible Senior Notes that are tendered for repurchase utilizing borrowings under our Credit Agreement, the Note Purchase Agreement, or a combination thereof. Additionally, in accordance with the terms of the agreement, we paid out the full contingent consideration related to the Penelope acquisition on April 28, 2026. We utilize short-term and long-term debt to fund discretionary items, such as capital investments, dividend payments, share repurchases, as well as potential mergers or acquisitions. Subject to market conditions, we could also fund future mergers and acquisitions through the issuance of additional shares of Common Stock or preferred stock.

Cash Flow Summary

	Year to Date Ended June 30,		Changes, year versus year Increase / (Decrease)
	2026	2025
Net cash provided by (used in) operating activities	$(40,732)	$56,357	$(97,089)
Net cash used in investing activities	(8,397)	(32,167)	23,770
Net cash provided by (used in) financing activities	48,618	(33,103)	81,721
Effect of exchange rate changes on cash	(155)	960	(1,115)
Decrease in cash and cash equivalents	$(666)	$(7,953)	$7,287

Cash decreased $666 for the year to date ended June 30, 2026, compared to a decrease of $7,953 for the year to date ended June 30, 2025, for a net decrease in cash of $7,287, period versus period.

Operating Activities. Cash used in operating activities for the year to date ended June 30, 2026 was $40,732. The cash used in operating activities resulted primarily from net loss of $122,798, adjustments for non-cash or non-operating charges of $102,533, including goodwill and other long-lived assets impairment, a portion of the contingent consideration payment related to the Penelope acquisition and deferred income taxes, and cash used in operating assets and liabilities of $20,467. The primary drivers of the changes in operating assets and liabilities were $25,631 use of cash related to an increase in inventories, primarily due to an increase in barreled distillate, and $7,001 use of cash related to accrued expenses and other primarily related to an incentive compensation payout during the year to date period. These decreases were partially offset by $12,520 of cash provided by decreased accounts receivables, net, due to timing of customer payments, lower sales during the quarter, and a provision for credit loss recorded during the quarter.

On July 26, 2026, one of our significant customers filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. As a result, we recognized an allowance for credit loss of $2,148 on the Condensed Consolidated Balance Sheet as of June 30, 2026 and in provision for credit loss on the Condensed Consolidated Statements of Income (Loss) for the quarter and year to date ended June 30, 2026. The allowance for credit loss was recorded within the Branded Spirits segment. We believe this allowance for credit loss is appropriate and consistent with our accounting policy and assessment of the information currently available. We evaluate our credit losses periodically and as circumstances warrant which may result in changes to our credit loss allowance. We are evaluating the impact of the bankruptcy on future sales and cash collections, and the ultimate amount recoverable may differ from current estimates.

Cash provided by operating activities for the year to date ended June 30, 2025 was $56,357. The cash provided by operating activities resulted primarily from adjustments for non-cash or non-operating charges of $35,419, including changes in fair value of contingent consideration, depreciation and amortization, and share-based compensation, net income of $11,370, and cash provided by operating assets and liabilities of $9,568. The primary drivers of the changes in operating assets and liabilities were $31,103 of cash provided by decreased accounts receivables, net, due to the timing of customer payments and lower sales during the quarter. This was partially offset by $15,224 use of cash related to an increase in inventories, primarily due to an increase in barreled distillate, and $10,687 use of cash related to a decrease in accounts payable due to timing of vendor payments and lower costs during the year to date period.

Investing Activities. Cash used in investing activities for the year to date ended June 30, 2026 was $8,397, which resulted primarily from additions to property, plant, and equipment of $10,219 (see “Capital Spending”), partially offset by distributions from equity method investments of $1,500. Cash used in investing activities for the year to date ended June 30, 2025 was $32,167, which resulted primarily from additions to property, plant, and equipment of $32,156 (see “Capital Spending”).

Capital Spending. We manage capital spending to support our business growth plans. We have incurred $6,433 and $18,691 of capital expenditures and have paid $10,219 and $32,156 for capital expenditures for the years to date ended June 30, 2026 and 2025, respectively. The difference between the amount of capital expenditures incurred and amount paid is due to the change in capital expenditures in accounts payable. We expect to incur approximately $20,000 in capital expenditures in 2026, which we expect to use for facility improvement and facility sustenance projects and environmental health and safety projects.

Financing Activities. Cash provided by financing activities for the year to date ended June 30, 2026 was $48,618, due to net proceeds on debt of $116,800 (see “Long-Term and Short-Term Debt”), partially offset by a portion of the contingent consideration payment of $62,100, payments of dividends and dividend equivalents of $5,196 (see “Dividends and Dividend Equivalents”), and repurchases of Common Stock of $886 (see “Treasury Purchases” and “Share Repurchases”).

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

Treasury Purchases. 150,350 RSUs vested and converted to shares of Common Stock for employees during the year to date ended June 30, 2026, of which we withheld and purchased for treasury 34,415 shares valued at $886 to cover payment of associated withholding taxes.

105,776 RSUs vested and converted to shares of Common Stock for employees during the year to date ended June 30, 2025, of which we withheld and purchased for treasury 31,631 shares valued at $1,035 to cover payment of associated withholding taxes.

Share Repurchases. On February 29, 2024, we announced that our Board of Directors approved a $100,000 share repurchase program. Under the share repurchase program, we can repurchase stock from time to time for cash in open market purchases, privately negotiated transactions, or by other means, in accordance with applicable securities laws and other legal requirements. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice. During the year to date ended June 30, 2026 and 2025 we did not repurchase any shares of Common Stock under the share repurchase program. As of June 30, 2026, there was approximately $53,412 remaining under the share repurchase program.

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared(a)	Paid(a)	Dividend payment	Dividend equivalent payment(b)	Total payment
2026
February 25, 2026	March 13, 2026	March 27, 2026	$0.12	$0.12	$2,564	$34	$2,598
April 29, 2026	May 15, 2026	May 29, 2026	0.12	0.12	2,565	33	2,598
			$0.24	$0.24	$5,129	$67	$5,196

2025
February 26, 2025	March 14, 2025	March 28, 2025	$0.12	$0.12	$2,553	$25	$2,578
May 1, 2025	May 16, 2025	May 30, 2025	0.12	0.12	2,553	25	2,578
			$0.24	$0.24	$5,106	$50	$5,156
(a) Per share amount.
(b) Dividend equivalent payments on unvested participating securities.

On July 29, 2026, we announced a dividend payable to stockholders of record of our Common Stock, resulting in dividend equivalents payable to certain RSU holders, of $0.12 per share and per RSU. The dividend and dividend equivalents are payable on August 28, 2026 to stockholders of record and certain RSU holders as of August 14, 2026.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development, merger and acquisition, Board-approved dividends, and share repurchase activities), and the overall cost of capital. Total debt was $369,596 (net of unamortized loan fees of $7,254) at June 30, 2026, and $252,318 (net of unamortized loan fees of $7,732) at December 31, 2025. We had net proceeds on debt of $116,800 and net payment on debt of $24,200 for year to date ended June 30, 2026 and 2025, respectively.

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

To manage a portion of the interest rate exposure related to variable rate borrowings, we entered into three pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $55,000 that became effective on June 30, 2026. We have designated each swap as a cash flow hedge of the variability in interest payments attributable to changes in one-month Term SOFR on a corresponding amount of our Credit Agreement. Additionally, the International Swaps and Derivative Association master netting arrangement for our derivative instruments contain credit risk-related contingent features, such as cross-default provisions and credit support requirements. In the event of certain defaults or a credit ratings downgrade, our counterparty may request early termination and net settlement of certain derivative trades or may require us to collateralize derivatives in a net liability position (See Note 5, Derivative Instruments and Hedging Activities).

We are exposed to interest rate risk on the remaining portion of the borrowings on our variable rate debt in excess of the notional principal amount of our interest rate swap contracts. Increases in market interest rates would cause interest expense under the unhedged portion of our variable interest rate debt to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings under the unhedged portion of variable interest rate debt during the reporting period following an increase in market interest rates. Based on weighted average outstanding, unhedged portion of the variable-rate borrowings, at June 30, 2026, a 100 basis point increase over the current rates actually in effect at such date would increase our interest expense on an annual basis by $1,070. Based on weighted average outstanding fixed-rate borrowings at June 30, 2026, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $17,908, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $17,135.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 30, 2026, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2025, and Note 8 in this Report for information on certain proceedings to which we are subject.

ITEM 1A.    RISK FACTORS

Risk factors are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
April 1, 2026 through April 30, 2026	—	$—	—	$53,412
May 1, 2026 through May 31, 2026	—	—	—	53,412
June 1, 2026 through June 30, 2026	—	—	—	53,412
Total	—		—

(1)On February 29, 2024, we announced that our Board of Directors approved a $100,000 share repurchase program. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

During the quarter ended June 30, 2026, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408(a) of Regulation S-K).

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
10.1	MGP Ingredients, Inc. Amended and Restated 2024 Equity Incentive Plan (Incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed April 9, 2026)
*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
**32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
**32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter and year to date ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data Filed - formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101
* Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements on the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	July 29, 2026	By	/s/ Julie Francis
Julie Francis, President and Chief Executive Officer

Date:	July 29, 2026	By	/s/ Brandon M. Gall
Brandon M. Gall, Chief Financial Officer