Form 10-Q
period 2026-09-30
MGP INGREDIENTS INC
filed 2026-10-28
CIK 835011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
21,421,868 shares of Common Stock, no par value, as of October 23, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Quarter Ended September 30,		Year to Date Ended September 30,
	2026	2025	2026	2025
Sales	$117,911	$130,912	$348,695	$398,059
Cost of sales	77,452	81,479	228,183	246,909
Gross profit	40,459	49,433	120,512	151,150
Advertising and promotion expenses	6,408	6,691	18,282	21,776
Selling, general, and administrative expenses	21,520	18,926	62,823	63,287
Provision for credit loss	—	—	2,148	—
Impairment and other	514	—	180,791	—
Change in fair value of contingent consideration	—	2,800	—	25,500
Operating income (loss)	12,017	21,016	(143,532)	40,587
Interest expense, net	(3,363)	(1,739)	(7,663)	(5,490)
Other income, net	281	428	530	957
Income (loss) before income taxes	8,935	19,705	(150,665)	36,054
Income tax expense (benefit)	2,047	4,276	(34,755)	9,255
Net income (loss)	6,888	15,429	(115,910)	26,799
Attributable to noncontrolling interest	—	(7)	3	25
Net income (loss) attributable to MGP Ingredients, Inc.	6,888	15,422	(115,907)	26,824
Attributable to participating securities	(85)	(190)	(101)	(322)
Net income (loss) used in earnings per common share calculation	$6,803	$15,232	$(116,008)	$26,502

Weighted average common shares
Basic	21,457,947	21,373,300	21,427,069	21,359,051
Diluted	21,457,947	21,373,300	21,427,069	21,359,051

Earnings per common share
Basic	$0.32	$0.71	$(5.41)	$1.24
Diluted	$0.32	$0.71	$(5.41)	$1.24

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Quarter Ended September 30,		Year to Date Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to MGP Ingredients, Inc.	$6,888	$15,422	$(115,907)	$26,824
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency translation adjustment	8	(244)	(167)	711
Unrealized gain on interest rate swaps	812	—	656	—
Change in Company-sponsored post-employment benefit plan	(21)	(21)	(63)	(63)
Other comprehensive income (loss)	799	(265)	426	648

Comprehensive income (loss) attributable to MGP Ingredients, Inc.	7,687	15,157	(115,481)	27,472

Comprehensive income (loss) attributable to noncontrolling interest	—	7	(3)	(25)
Comprehensive income (loss)	$7,687	$15,164	$(115,484)	$27,447

See accompanying notes to unaudited condensed consolidated financial statements

       MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Dollars in thousands)

	September 30, 2026	December 31, 2025
Current Assets
Cash and cash equivalents	$13,601	$18,460
Receivables, net (less allowance for credit loss of $3,338 and $1,190 at September 30, 2026, and December 31, 2025, respectively)	94,618	116,160
Inventory	400,979	382,741
Prepaid expenses	3,791	2,139
Refundable income taxes	—	3,209
Total current assets	512,989	522,709
Property, plant, and equipment	578,740	594,898
Less accumulated depreciation and amortization	(283,378)	(266,911)
Property, plant, and equipment, net	295,362	327,987
Operating lease right-of-use assets, net	10,217	13,847
Investment in joint venture	7,001	8,211
Intangible assets, net	205,265	244,696
Goodwill	—	115,667
Other assets	3,238	2,747
Total assets	$1,034,072	$1,235,864
Current Liabilities
Current maturities of long-term debt	$6,400	$6,400
Accounts payable	42,311	54,589
Contingent consideration	—	110,800
Federal and state excise taxes payable	1,899	5,755
Income taxes payable	4,215	—
Accrued expenses and other	19,405	22,507
Total current liabilities	74,230	200,051
Long-term debt, less current maturities	138,414	49,735
Convertible senior notes	196,422	196,183
Long-term operating lease liabilities	7,322	10,561
Other noncurrent liabilities	3,213	2,534
Deferred income taxes	17,497	60,010
Total liabilities	437,098	519,074
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Capital stock
Preferred, 5% non-cumulative; $10 par value; authorized 1,000 shares; issued and outstanding 437 shares	4	4
Common stock
No par value; authorized 40,000,000 shares; issued 23,125,166 shares at September 30, 2026 and December 31, 2025; and 21,418,944 and 21,294,315 shares outstanding at September 30, 2026 and December 31, 2025, respectively	6,715	6,715
Additional paid-in capital	328,831	330,872
Retained earnings	321,927	445,736
Accumulated other comprehensive income (loss)	53	(373)
Treasury stock, at cost, 1,706,222 and 1,830,851 shares at September 30, 2026 and December 31, 2025, respectively	(60,556)	(64,518)
Total MGP Ingredients, Inc. stockholders’ equity	596,974	718,436
Noncontrolling interest	—	(1,646)
Total equity	596,974	716,790
Total liabilities and equity	$1,034,072	$1,235,864
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Year to Date Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$(115,910)	$26,799
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,069	17,824
Goodwill and other long-lived assets impairment	179,526	—
Share-based compensation	4,002	3,320
Equity method investment gain	(290)	(869)
Deferred income taxes, including change in valuation allowance	(42,729)	(25)
Change in fair value of contingent consideration	—	25,500
Payment of contingent consideration	(48,700)	—
Other, net	803	594
Changes in operating assets and liabilities:
Receivables, net	21,494	41,699
Inventory	(18,191)	(19,935)
Prepaid expenses	(1,419)	(163)
Income taxes payable	7,424	1,442
Accounts payable	(8,172)	(8,446)
Accrued expenses and other	(2,521)	7,689
Federal and state excise taxes payable	(3,856)	(2,906)
Other, net	610	(74)
Net cash provided by (used in) operating activities	(8,860)	92,449

Cash Flows from Investing Activities
Additions to property, plant, and equipment	(14,878)	(40,674)
Distributions from equity method investment	1,500	—
Other, net	168	(14)
Net cash used in investing activities	(13,210)	(40,688)

Cash Flows from Financing Activities
Payment of dividends and dividend equivalents	(7,797)	(7,739)
Repurchase of Common Stock	(921)	(1,035)
Loan fees paid related to borrowings	—	(2,712)
Proceeds from long-term debt	145,000	28,000
Principal payments on long-term debt	(56,800)	(80,800)
Payment of contingent consideration	(62,100)	—
Net cash provided by (used in) financing activities	17,382	(64,286)

Effect of exchange rate changes on cash and cash equivalents	(171)	699
Decrease in cash and cash equivalents	(4,859)	(11,826)
Cash and cash equivalents, beginning of period	18,460	25,273
Cash and cash equivalents, end of period	$13,601	$13,447
See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Year to Date Ended September 30, 2026
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2025	$4	$6,715	$330,872	$445,736	$(373)	$(64,518)	$(1,646)	$716,790
Comprehensive loss:
Net loss	—	—	—	(134,804)	—	—	(3)	(134,807)
Other comprehensive loss	—	—	—	—	(265)	—	—	(265)
Dividends declared(a)	—	—	—	(2,625)	—	—	—	(2,625)
Share-based compensation	—	—	1,434	—	—	—	—	1,434
Stock shares awarded, forfeited, or vested	—	—	(3,827)	—	—	3,827	—	—
Stock shares repurchased	—	—	—	—	—	(886)	—	(886)
Balance, March 31, 2026	4	6,715	328,479	308,307	(638)	(61,577)	(1,649)	579,641
Comprehensive income:
Net income	—	—	—	12,009	—	—	—	12,009
Other comprehensive loss	—	—	—	—	(108)	—	—	(108)
Dividends declared(a)	—	—	—	(2,636)	—	—	—	(2,636)
Share-based compensation	—	—	1,907	—	—	—	—	1,907
Stock shares awarded, forfeited, or vested	—	—	(773)	—	—	773	—	—
Exchange of non-controlling interest	—	—	(1,649)	—	—	—	1,649	—
Balance, June 30, 2026	4	6,715	327,964	317,680	(746)	(60,804)	—	590,813
Comprehensive income:
Net income	—	—	—	6,888	—	—	—	6,888
Other comprehensive income	—	—	—	—	799	—	—	799
Dividends declared(a)	—	—	—	(2,641)	—	—	—	(2,641)
Share-based compensation	—	—	1,150	—	—	—	—	1,150
Stock shares awarded, forfeited, or vested	—	—	(283)	—	—	283	—	—
Stock shares repurchased	—	—	—	—	—	(35)	—	(35)
Balance, September 30, 2026	$4	$6,715	$328,831	$321,927	$53	$(60,556)	$—	$596,974

(a)Dividends and dividend equivalents were $0.12 per common share, per restricted stock unit, and per performance stock unit for the quarters ended March 31, 2026, June 30, 2026, and September 30, 2026.

See accompanying notes to unaudited condensed consolidated financial statements

MGP INGREDIENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Year to Date Ended September 30, 2025
(Unaudited)
(Dollars in thousands)

	Capital Stock Preferred	Issued Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total
Balance, December 31, 2024	$4	$6,715	$332,195	$563,929	$(658)	$(68,019)	$(1,623)	$832,543
Comprehensive loss:
Net loss	—	—	—	(3,024)	—	—	(33)	(3,057)
Other comprehensive income	—	—	—	—	296	—	—	296
Dividends declared(a)	—	—	—	(2,578)	—	—	—	(2,578)
Share-based compensation	—	—	524	—	—	—	—	524
Stock shares awarded, forfeited, or vested	—	—	(3,784)	—	—	3,784	—	—
Stock shares repurchased	—	—	—	—	—	(1,035)	—	(1,035)
Balance, March 31, 2025	4	6,715	328,935	558,327	(362)	(65,270)	(1,656)	826,693
Comprehensive income:
Net income	—	—	—	14,426	—	—	1	14,427
Other comprehensive income	—	—	—	—	617	—	—	617
Dividends declared(a)	—	—	—	(2,599)	—	—	—	(2,599)
Share-based compensation	—	—	991	—	—	—	—	991
Stock shares awarded, forfeited, or vested	—	—	(670)	—	—	670	—	—
Balance, June 30, 2025	4	6,715	329,256	570,154	255	(64,600)	(1,655)	840,129
Comprehensive income:
Net income	—	—	—	15,422	—		7	15,429
Other comprehensive loss	—	—	—	—	(265)		—	(265)
Dividends declared(a)	—	—	—	(2,603)	—	—	—	(2,603)
Share-based compensation	—	—	849	—	—	—	—	849
Stock shares awarded, forfeited, or vested	—	—	(43)	—	—	43	—	—
Balance, September 30, 2025	$4	$6,715	$330,062	$582,973	$(10)	$(64,557)	$(1,648)	$853,539

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

On October 15, 2026, the Company announced that effective November 2, 2026, its corporate name will change from “MGP Ingredients, Inc.” to “Sempreon, Inc.” and its Nasdaq ticker symbol will also change from “MGPI” to “CASK”.

The Company reports three operating segments: Branded Spirits, Distilling Solutions, and Ingredient Solutions.

Basis of Presentation and Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements as of and for the quarter and year to date ended September 30, 2026, should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”).  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Inventories are stated at the lower of cost or net realizable value on the first-in, first-out, or FIFO, method.  Inventory valuations are impacted by constantly changing prices paid for key materials. Inventory consists of the following:

	September 30, 2026	December 31, 2025
Finished goods	$40,550	$42,263
Barreled distillate (bourbons and other whiskeys)	320,556	301,665
Raw materials	26,741	25,534
Work in process	2,714	2,782
Maintenance materials	9,380	9,097
Other	1,038	1,400
Total	$400,979	$382,741

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

Allowance for Credit Losses. On July 26, 2026, one of the Company’s significant customers filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. As a result, during the second quarter of 2026, the Company recognized a provision for credit loss of $2,148. The credit loss was recorded in provision for credit loss on the Condensed Consolidated Statements of Income (Loss) for the year to date ended September 30, 2026 and in allowance for credit loss on the Condensed Consolidated Balance Sheets as of September 30, 2026. The allowance for credit loss was recorded within the Branded Spirits segment. The Company evaluates its credit losses periodically and as circumstances warrant which may result in changes to the credit loss allowance. The Company is evaluating the impact of the bankruptcy on future cash collections and sales, and the ultimate amount recoverable may differ from current estimates.

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

The Company committed to a plan to abandon a long-lived asset at its distillery located in Bardstown, Kentucky, which was temporarily idled beginning in May 2026. The Company has not placed the equipment, a feed dryer not used in the distillation process, into service and does not intend to sell it. As a result, during the first quarter of 2026, the Company recorded a $26,869 impairment of assets, which was recorded in impairment and other on the Condensed Consolidated Statement of Income (Loss). The impaired assets were recorded within the Branded Spirits segment. Additionally, during the quarter and year to date ended September 30, 2026, the Company recorded $514 and $1,265, respectively, of costs related to the idled Kentucky facilities, which were recorded in impairment and other on the Condensed Consolidated Statement of Income (Loss).

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

The fair value of the Company’s debt is estimated based on current market interest rates for debt with similar maturities and credit quality. Excluding the impact of the conversion feature of the Convertible Senior Notes and using the stated maturity of 2041, the fair value of the Company’s debt was $262,663 and $195,527 at September 30, 2026 and December 31, 2025, respectively. The financial statement carrying value of total debt (net of unamortized loan fees) was $341,236 and $252,318 at September 30, 2026 and December 31, 2025, respectively.  These fair values are considered Level 2 under the fair value hierarchy.

The fair value calculation of contingent consideration associated with the acquisition of Penelope Bourbon LLC (“Penelope”) uses unobservable inputs, such as estimated net sales over the term of the earn-out period, discount rates, and volatility rates. The contingent consideration is measured using the Monte Carlo simulation approach. The inputs used in the calculation of the contingent consideration liability are considered Level 3 under the fair value hierarchy due to the lack of relevant market activity. There was no adjustment to the fair value of the contingent consideration liability during the quarter and year to date ended September 30, 2026, as the Company achieved the maximum net sales target as defined in the Penelope acquisition agreement during the third quarter of 2025. During the quarter and year to date ended September 30, 2025, there was $2,800 and $25,500 in adjustments to the fair value measurement of the contingent consideration obligation which was included in the change in fair value of contingent consideration on the Condensed Consolidated Statements of Income.

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

Equity Method Investments. The Company holds 50 percent interests in DGL Destiladores, S.de R.L. de C.V. (“DGL”) and Agricola LG, S.de R.L. de C.V. (“Agricola” and together with DGL, “LMX”), which are accounted for as equity method investments and are considered affiliates of the Company. The investment in LMX, which is recorded in investment in joint venture on the Condensed Consolidated Balance Sheets, was $7,001 and $8,211 at September 30, 2026 and December 31, 2025, respectively. During the quarter and year to date ended September 30, 2026, the Company recorded income of $140 and $290, respectively, from its equity method investment. During the quarter and year to date ended September 30, 2025, the Company recorded income of $375 and $869, respectively, from its equity method investment. Income from the equity method investment is recorded in other income, net on the Condensed Consolidated Statements of Income (Loss). Additionally, during the year to date ended September 30, 2026, the Company received a $1,500 distribution payment from LMX.

During the quarters ended September 30, 2026 and 2025, the Company purchased $5,891 and $5,753, respectively, of finished goods from LMX and bulk beverage alcohol from the other 50 percent owner of DGL. During the year to date ended September 30, 2026 and 2025, the Company purchased $9,481 and $16,319, respectively, of finished goods from LMX and bulk beverage alcohol from the other 50 percent owner of DGL.

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

Recently Issued Accounting Pronouncements. ASU 2024-03, Disaggregation of Income Statement Expenses, requires disaggregated disclosures in the notes to the consolidated financial statements of certain categories of expenses that are included in expense line items on the Consolidated Statements of Income. This ASU is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the consolidated financial statements. The Company expects this ASU to impact the notes to the financial statements with no material impacts on the Company’s consolidated financial statements.

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

ASU 2025-11, Narrow-Scope Improvements (Topic 270 - Interim Reporting), clarifies the current interim reporting requirements and the form and content of the interim reporting requirements, and includes a disclosure principle that requires companies to disclose material events since the end of the last annual reporting period. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

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

Disaggregation of Sales. The following table presents the Company’s sales disaggregated by segment and major products and services:

	Quarter Ended September 30,		Year to Date Ended September 30,
	2026	2025	2026	2025
Branded Spirits
Premium plus	$31,871	$32,119	$87,167	$85,536
Mid	15,661	14,835	45,129	43,355
Value	7,612	8,170	22,439	24,447
Other	3,054	5,624	7,330	16,157
Total Branded Spirits	58,198	60,748	162,065	169,495

Distilling Solutions
Brown goods	14,976	28,512	44,145	97,225
Warehouse services	8,266	8,052	25,180	24,130
White goods and other co-products	5,718	4,317	16,855	16,469
Total Distilling Solutions	28,960	40,881	86,180	137,824

Ingredient Solutions
Specialty wheat starches	14,888	16,965	52,193	51,292
Specialty wheat proteins	10,278	8,905	35,735	28,865
Commodity wheat starches	2,663	2,317	7,950	8,097
Commodity wheat proteins	924	993	1,383	2,383
Biofuel and other	2,000	103	3,189	103
Total Ingredient Solutions	30,753	29,283	100,450	90,740

Total sales	$117,911	$130,912	$348,695	$398,059

Note 3. Goodwill and Other Intangible Assets

Definite-Lived Intangible Assets. The Company acquired definite-lived intangible assets in connection with various acquisitions of businesses prior to 2026. The distributor relationships have a carrying value of $49,765, net of accumulated amortization of $15,335. The distributor relationships have a useful life of 20 years. The amortization expense for the quarters ended September 30, 2026 and 2025 was $814. The amortization expense for the year to date ended September 30, 2026 and 2025 was $2,441.

As of September 30, 2026, the expected future amortization expense related to definite-lived intangible assets is as follows:

Remainder of 2026	$814
2027	3,255
2028	3,255
2029	3,255
2030	3,255
Thereafter	35,931
Total	$49,765

Goodwill. Changes in the carrying amount of goodwill by business segment were as follows:

	Distilling Solutions	Branded Spirits	Ingredient Solutions	Total
Balance, December 31, 2025	$—	$115,667	$—	$115,667
Impairment	—	(115,667)	—	(115,667)
Balance, September 30, 2026	$—	$—	$—	$—

Impairment Analysis. During the first quarter of 2026, the Company experienced a decrease in stock price and market capitalization, and as a result, the Company performed a quantitative assessment of goodwill. The Company engaged a third-party valuation specialist to assist in comparing the fair value of the Branded Spirits reporting unit to the respective carrying value. The estimate of fair value of the Company’s reporting unit was calculated using equal weighting of the income approach that utilized the discounted cash flow method and the market approach that utilized the guideline public company method. Estimates in the determination of fair value of the reporting unit through the income approach were based on (i) discount rates based on the reporting unit’s weighted average cost of capital, (ii) future expected cash flows including revenue and operating margin projections, and (iii) long-term growth rates based on inflation forecasts, industry growth, and long-term economic growth potential. The market approach compares enterprise values and historical and projected results of public companies that reflect economic conditions and risks that are similar to the reporting unit to calculate an estimated enterprise value. These assumptions are based on historical trends as well as the projections and assumptions used in the Company’s budget and long-range plans. These assumptions reflect the Company’s estimates of future economic and competitive conditions which can be affected by several factors such as inflation, business valuations in the market, the economy, and market competition. Any changes in these assumptions may affect the Company’s fair value estimate and the results of an impairment test. As of the assessment date, to corroborate the Company’s fair value conclusion, it combined the estimated fair values of the reporting units and performed a market capitalization reconciliation to validate the reasonableness of the implied control premium. The Company calculated the market capitalization using both the stock price on the assessment date as well as the average stock price over a reasonable period of time preceding the assessment date. Based on this reconciliation, the Company believes the control premium to be reasonable.

Based on the results of the Company’s impairment analysis, the Company recorded an impairment charge of $115,667 to reduce the carrying amount of the Branded Spirits reporting unit during the first quarter of 2026. This goodwill impairment was recorded in impairment and other on the Condensed Consolidated Statement of Income (Loss) for the year to date ended September 30, 2026 and as a reduction of goodwill in the Condensed Consolidated Balance Sheets as of September 30, 2026.

Indefinite-Lived Intangible Assets. Changes in the carrying amount of trade name intangible assets by business segment were as follows:

	Distilling Solutions	Branded Spirits	Ingredient Solutions	Total
Balance, December 31, 2025	$—	$192,490	$—	$192,490
Impairment	—	(36,990)	—	(36,990)
Balance, September 30, 2026	$—	$155,500	$—	$155,500

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

Based on the results of the Company’s impairment analysis, the Company recorded an impairment charge of $36,990 to adjust the carrying amount of the trade name indefinite-lived intangible assets to fair value during the first quarter of 2026. The impairment was recorded in impairment and other on the Condensed Consolidated Statement of Income (Loss) for the year to date ended September 30, 2026 and as a reduction of intangible assets in the Condensed Consolidated Balance Sheets as of September 30, 2026. As of September 30, 2026, after the first quarter impairment was recorded, the fair values of the Company’s indefinite-lived intangible assets were equal to the respective carrying values.

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

Note 4.  Corporate Borrowings

The following table presents the Company’s outstanding indebtedness:

Description(a)	September 30, 2026	December 31, 2025
Credit Agreement - Revolver, 6.00% (variable rate) due 2030	$135,000	$42,000
Convertible Senior Notes, 1.88% (fixed rate) due 2041	201,250	201,250
Note Purchase Agreement
Series A Senior Secured Notes, 3.53% (fixed rate) due 2027	3,200	5,600
Senior Secured Notes, 3.80% (fixed rate) due 2029	8,800	11,200
Total indebtedness outstanding	348,250	260,050
Less unamortized loan fees(b)	(7,014)	(7,732)
Total indebtedness outstanding, net	341,236	252,318
Less current maturities of long-term debt	(6,400)	(6,400)
Long-term debt	$334,836	$245,918
(a) Interest rates are as of September 30, 2026.
(b) Loan fees are being amortized over the life of the debt agreements.

Credit Agreement. On February 14, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with multiple participants led by Wells Fargo Bank, National Association (“Wells Fargo Bank”) which provided for a $300,000 revolving credit facility and had a maturity date of May 14, 2026. On April 24, 2025, the Company entered into an Amended and Restated Credit Agreement (as amended, the “A&R Credit Agreement”) with Wells Fargo Bank, as administrative agent, swingline lender, and issuing lender, and the other lenders and parties thereto. The A&R Credit Agreement amends and restates the Company’s existing Credit Agreement, extending the maturity date to April 24, 2030. The A&R Credit Agreement increases the size of the revolving credit facility to $500,000 and permits the Company to increase the amount of the revolving credit facility by up to an additional $200,000, subject to certain conditions and at the discretion of the lenders. On August 6, 2026, the Company entered into an amendment to the A&R Credit Agreement that amends the definition of Consolidated EBITDA used in the covenant calculations. The Company incurred no new loan fees related to the A&R Credit Agreement during the year to date ended September 30, 2026.

The A&R Credit Agreement includes certain requirements and covenants with which the Company was in compliance at September 30, 2026. As of September 30, 2026, the Company had $135,000 of outstanding borrowings under the A&R Credit Agreement, leaving $365,000 available.

Convertible Senior Notes. On November 16, 2021, the Company issued $201,250 in aggregate principal amount of 1.88% convertible senior notes due in 2041 (the “2041 Notes”). The 2041 Notes were issued pursuant to an indenture, dated as of November 16, 2021 (the “Indenture”), by and among the Company, as issuer, Luxco, Inc., MGPI Processing, Inc., and MGPI of Indiana, LLC, as subsidiary guarantors, and U.S. Bank National Association, as trustee. The 2041 Notes are senior, unsecured obligations of the Company and interest is payable semi-annually in arrears at a fixed interest rate of 1.88% on May 15 and November 15 of each year. Holders of the 2041 Notes have the option to require the Company to purchase their notes on each of November 16, 2026, November 15, 2031 and November 15, 2036 at a repurchase price equal to 100% of the principal amount of the 2041 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. The 2041 Notes mature on November 15, 2041 unless earlier repurchased, redeemed, or converted, per the terms of the Indenture. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2041 Notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at its election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2041 Notes being converted.

Note Purchase Agreements. The Company’s Note Purchase and Private Shelf Agreement (as amended, the “Note Purchase Agreement”) with PGIM, Inc. (“Prudential”), an affiliate of Prudential Financial, Inc., and certain affiliates of Prudential, provides for the issuance of $20,000 of Series A Senior Secured Notes and the issuance of up to $105,000 of additional Senior Secured Notes (or any higher amount solely to the extent Prudential has provided written notice to the Company of its authorization of such a higher amount). Effective August 23, 2023, the Note Purchase Agreement was amended to increase the total amount of Senior Secured Notes that may be issued under the facility of the Note Purchase Agreement to $250,000. On April 24, 2025, the Note Purchase Agreement was amended to extend the period for issuing senior secured promissory notes under the Note Purchase Agreement from August 31, 2026 to April 24, 2028. On August 6, 2026, the Company entered into an amendment to the Note Purchase Agreement that amends the definition of Consolidated EBITDA used in the covenant calculations.

During 2017, the Company issued $20,000 of Series A Senior Secured Notes with a maturity date of August 23, 2027. During 2019, the Company issued $20,000 of additional Senior Secured Notes with a maturity date of April 30, 2029. The Note Purchase Agreement includes certain requirements and covenants with which the Company was in compliance at September 30, 2026. As of September 30, 2026, the Company had $3,200 of Series A Senior Secured Notes and $8,800 of additional Senior Secured Notes outstanding under the Note Purchase Agreement, leaving $238,000 available under the Note Purchase Agreement.

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

The interest rate swaps are recorded at fair value and are adjusted to market on a quarterly basis. The entire change in fair value of each designated swap is recorded in accumulated other comprehensive income (loss) (“AOCI”) and is reclassified into interest expense in the same period in which the hedged interest payments affected earnings. As of September 30, 2026, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is approximately four years (through 2030). For the quarter and year to date ended September 30, 2026, the unrealized gain on interest rate swaps recognized in AOCI was $812 and $656, respectively (net of tax expense of $268 and $217, respectively). At September 30, 2026, the amount of net gains (losses) on qualifying derivatives currently recorded in AOCI expected to be reclassified into interest expense within the next twelve months is immaterial.

The aggregate notional amount of the Company’s derivative instruments designated as cash flow hedges, interest rate swaps, was $55,000 at September 30, 2026. For the quarter and year to date ended September 30, 2026, the gain (loss) recognized in AOCI reclassified into interest expense was immaterial.

The following table presents the fair value of the Company’s derivative instruments and their location on the condensed consolidated balance sheets:

	Balance Sheet Location	September 30, 2026
Derivative Assets:
Interest rate swaps	Prepaid expenses	$227
Interest rate swaps	Other assets	$646

All derivative instruments are carried at fair value and are classified within Level 2 of the fair value hierarchy. The Company estimates the fair value of its interest rate swaps using a discounted cash flow model based on observable market inputs, including SOFR forward and discount curves, and incorporates an adjustment for nonperformance risk.

As of September 30, 2026, the Company had not posted any collateral related to these instruments.

The Company’s interest rate swaps are governed by the International Swaps and Derivative Association master agreement with the counterparty, which provides for net settlement of all outstanding transactions in the event of default or termination. The Company's policy is to present its derivative assets and liabilities on a gross basis in the condensed consolidated balance sheets, and it has not offset any amounts related to its interest rate swaps. As of September 30, 2026, the gross and net amounts of the Company’s interest rate swaps subject to this enforceable master netting arrangement were the same, as reflected in the fair value table above.

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

Income tax expense (benefit) for the quarter and year to date ended September 30, 2026 was $2,047 and $(34,755), respectively, for an effective tax rate of 22.9 percent and 23.1 percent, respectively. The effective tax rate for the quarter ended September 30, 2026 differed from the 21 percent U.S. federal statutory rate on pretax income primarily due to state income tax and income tax on foreign subsidiaries, partially offset by the impact of federal and state tax credits. The effective tax rate for the year to date ended September 30, 2026 differed from the 21 percent U.S. federal statutory rate on pretax income primarily due to the discrete tax impact related to the vesting of share-based awards, as well as state income tax and income tax on foreign subsidiaries, partially offset by federal and state tax credits and the discrete impact of a favorable state law change on the Company’s deferred tax balances. Additionally, the favorable tax impact for the year to date ended September 30, 2026 was primarily a result of the reduction of deferred tax liabilities due to the goodwill and other long-lived asset impairments.

Income tax expense for the quarter and year to date ended September 30, 2025 was $4,276 and $9,255, respectively, for an effective tax rate of 21.7 percent and 25.7 percent. The effective tax rate for the quarter and year to date ended September 30, 2025 differed from the 21 percent U.S. federal statutory rate on pretax income primarily due to the state income tax and income tax on foreign subsidiaries, partially offset by federal and state tax credits. In addition, for the year to date ended September 30, 2025, the effective tax rate differed from the U.S. federal statutory rate on pretax income primarily due to the discrete tax impact related to the vesting of share-based awards.

Note 7.  Equity and EPS

The following table presents computations of basic and diluted EPS:

	Quarter Ended September 30,		Year to Date Ended September 30,
	2026	2025	2026	2025
Operations:
Net income (loss)(a)	$6,888	$15,429	$(115,910)	$26,799
Attributable to noncontrolling interest	—	(7)	3	25
Attributable to participating securities (unvested shares and units)(b)	(85)	(190)	(101)	(322)
Net income (loss) used in EPS calculation	$6,803	$15,232	$(116,008)	$26,502

Share information:
Basic weighted average common shares(c)	21,457,947	21,373,300	21,427,069	21,359,051
Diluted weighted average common shares(d)	21,457,947	21,373,300	21,427,069	21,359,051

Basic EPS	$0.32	$0.71	$(5.41)	$1.24
Diluted EPS	$0.32	$0.71	$(5.41)	$1.24
(a)Net income attributable to all stockholders.
(b)Participating securities included 270,630 and 240,820 unvested restricted stock units (“RSUs”) at September 30, 2026 and 2025, respectively.
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

Share Repurchase. On February 29, 2024, the Company announced that its Board of Directors approved a $100,000 share repurchase program. Under the share repurchase program, the Company can repurchase stock from time to time for cash in open market purchases, privately negotiated transactions, or by other means, in accordance with applicable securities laws and other legal requirements. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice. During the quarters and year to dates ended September 30, 2026 and 2025, the Company repurchased no shares under the share repurchase program. As of September 30, 2026, there was approximately $53,412 remaining under the share repurchase program.

Common Stock Share Activity. The following table presents the Company’s share activity:

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2025	437	21,294,315
Issuance of Common Stock	—	109,225
Repurchase of Common Stock (a)	—	(34,415)
Balance, March 31, 2026	437	21,369,125
Issuance of Common Stock	—	42,719
Balance, June 30, 2026	437	21,411,844
Issuance of Common Stock	—	9,094
Repurchase of Common Stock (a)	—	(1,994)
Balance, September 30, 2026	437	21,418,944

	Shares Outstanding
	Capital Stock Preferred	Common Stock
Balance, December 31, 2024	437	21,194,707
Issuance of Common Stock	—	107,267
Repurchase of Common Stock (a)	—	(31,631)
Balance, March 31, 2025	437	21,270,343
Issuance of Common Stock	—	21,099
Balance, June 30, 2025	437	21,291,442
Issuance of Common Stock	—	1,294
Balance, September 30, 2025	437	21,292,736
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

On January 23, 2025, a putative derivative lawsuit captioned Sebald v. Colo, et al., Case No. 2:25-cv-02034, was filed in the United States District Court for the District of Kansas against two of the Company’s former Chief Executive Officers, its current Chief Financial Officer, and the members of its Board of Directors (the “Sebald Action”). On March 17, 2025, a second putative derivative lawsuit captioned Reid v. Bratcher, et al., Case No. 2:25-cv-02127, was filed in the United States District Court for the District of Kansas against the same defendants (the “Reid Action”). On July 1, 2025, the respective plaintiffs in these cases filed a consolidated amended complaint (the “Consolidated Action”). On May 15, 2025, a third putative derivative lawsuit captioned Kruitwagen v. Bratcher, et al., Case No. 2:25-cv-02262, was filed in the United States District Court for the District of Kansas against the same defendants as in the Consolidated Action (the “Kruitwagen Action”). The Company is a “Nominal Defendant” in the lawsuits, which reflects the fact that the lawsuits are maintained by the respective named plaintiffs on behalf of the Company and that the plaintiffs seek damages on the Company’s behalf. The complaints allege, among other things, that the defendants breached their fiduciary duties and violated federal securities laws by causing the Company to make false and/or misleading statements and/or omissions in public filings during the class period alleged in the securities action and also allege breaches of fiduciary duties by failing to maintain internal controls. The complaints also allege breaches of fiduciary duties by seeking shareholder approval of an equity incentive plan, and causing the Company to repurchase its own stock at artificially inflated prices. The complaints bring additional claims for unjust enrichment, abuse of control, gross mismanagement, aiding and abetting breaches of fiduciary duties, and waste of corporate assets and seek indemnity and contribution from the named current and former officers. On July 24, 2025 and July 28, 2025, the Court entered orders staying the Consolidated Action and the Kruitwagen Action, respectively, pending an outcome on the motion to dismiss filed in the putative securities class action. On April 8, 2026, the Court entered an order extending the stays and directing the parties to file a status report by May 1, 2026. The Court subsequently issued orders continuing the stays in both actions pending the outcome of the Tenth Circuit appeal. The appeal was fully briefed on September 22, 2026 and oral argument has been scheduled for December 1, 2026. The defendants believe there are substantial defenses to the claims asserted and intend to defend the lawsuits vigorously.

Note 9.  Employee and Non-Employee Benefit Plans

Share-Based Compensation Plans.  The Company has one equity-based compensation plan, the Amended and Restated 2024 Equity Incentive Plan (the “A&R 2024 Plan”). The 2024 Equity Incentive Plan (the “2024 Plan”) authorized 1,319,320 shares for issuance, subject to the adjustment and add-back provision of the 2024 Plan. On May 13, 2026, the stockholders of the Company approved the A&R 2024 Plan, which increased the number of shares available under the 2024 Plan by an additional 750,000 shares. The A&R 2024 Plan provides for the awarding of stock options, stock appreciation rights, shares of restricted stock, RSUs, performance stock units (“PSUs”), and other stock-based awards for executive officers and other employees, as well as non-employee directors and certain consultants and advisors. As of September 30, 2026, 1,145,979 shares remain available for issuance under the A&R 2024 Plan. PSUs are counted at the target level established on the award’s grant date and are adjusted after the performance period ends and the Human Resources and Compensation Committee has certified the achievement of their performance goals.

Deferred Compensation Plan. The Company established an unfunded Executive Deferred Compensation Plan (the “EDC Plan”) effective June 30, 2018, with a purpose to attract and retain highly-compensated key employees by providing participants with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The Company’s obligations under the EDC Plan change in conjunction with the performance of the participants’ investments, along with contributions to and withdrawals from the EDC Plan. Realized and unrealized gains (losses) on deferred compensation plan investments were included as a component of other income, net on the Company’s Condensed Consolidated Statements of Income (Loss). For the quarter and year to date ended September 30, 2026, the Company had a loss on deferred compensation plan investments of $9 and a gain of $123, respectively. For the quarter and year to date ended September 30, 2025, the Company had a gain on deferred compensation plan investments of $73 and $121, respectively.

EDC Plan investments are classified as Level 1 in the fair value hierarchy since the investments trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. At September 30, 2026 and December 31, 2025, the EDC Plan investments were $2,090 and $2,236, respectively, which were recorded in other assets on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan current liabilities were $611 and $585 at September 30, 2026 and December 31, 2025, respectively, which were included in accrued expenses and other on the Company’s Condensed Consolidated Balance Sheets. The EDC Plan non-current liabilities were $2,427 and $1,651 at September 30, 2026 and December 31, 2025, respectively, and were included in other noncurrent liabilities on the Company’s Condensed Consolidated Balance Sheets.

Note 10.  Operating Segments

At September 30, 2026, the Company had three segments: Branded Spirits, Distilling Solutions, and Ingredient Solutions. The Company’s operating segments are based on the financial information the chief operating decision maker uses to allocate resources and evaluate performance of the business. The Branded Spirits segment consists of a portfolio of high quality branded spirits which are produced through distilleries and bottling facilities. The Distilling Solutions segment consists of food grade alcohol (primarily brown goods) and distillery co-products, such as distillers feed (commonly called dried distillers grain in the industry). The Distilling Solutions segment also includes warehouse services, such as barrel put away, barrel storage, and barrel retrieval services. The Ingredient Solutions segment consists of specialty starches and proteins as well as commodity starches and proteins. Intersegment sales and transfers are recorded at cost and are treated as a transfer of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

Operating income for each segment is based on sales less identifiable operating expenses.  Non-direct selling, general, and administrative expenses, interest expense, and other general miscellaneous expenses are excluded from segment operations and are classified as Corporate.  Receivables, inventories, property, plant and equipment, leases, equity method investments, goodwill, and intangible assets have been identified with the segments to which they relate.  All other assets are considered as Corporate.

The following tables present summarized financial information for each segment:

	Quarter Ended September 30, 2026
	Branded Spirits	Distilling Solutions	Ingredient Solutions	Corporate	Total
Sales	$58,198	$28,960	$30,753	$—	$117,911
Cost of Goods Sold	28,979	19,566	28,907	—	77,452
Gross Profit	29,219	9,394	1,846	—	40,459
Advertising and promotion expense	6,344	19	21	24	6,408
SG&A expense	7,233	652	694	12,941	21,520
Impairment and other	514	—	—	—	514
Operating income (loss)	$15,128	$8,723	$1,131	$(12,965)	$12,017

Depreciation and amortization	$2,145	$1,748	$2,167	$358	$6,418

	Quarter Ended September 30, 2025
	Branded Spirits	Distilling Solutions	Ingredient Solutions	Corporate	Total
Sales	$60,748	$40,881	$29,283	$—	$130,912
Cost of Goods Sold	28,528	26,681	26,270	—	81,479
Gross Profit	32,220	14,200	3,013	—	49,433
Advertising and promotion expense	6,249	185	241	16	6,691
SG&A expense	8,420	711	963	8,832	18,926
Change in fair value of contingent consideration	2,800	—	—	—	2,800
Operating income (loss)	$14,751	$13,304	$1,809	$(8,848)	$21,016

Depreciation and amortization	$2,157	$2,041	$1,635	$353	$6,186

	Year to Date Ended September 30, 2026
	Branded Spirits	Distilling Solutions	Ingredient Solutions	Corporate	Total
Sales	$162,065	$86,180	$100,450	$—	$348,695
Cost of Goods Sold	80,114	56,859	91,210	—	228,183
Gross Profit	81,951	29,321	9,240	—	120,512
Advertising and promotion expense	17,902	105	143	132	18,282
SG&A expense	23,148	2,073	2,329	35,273	62,823
Provision for credit loss	2,148	—	—	—	2,148
Impairment and other	180,791	—	—	—	180,791
Operating income (loss)	$(142,038)	$27,143	$6,768	$(35,405)	$(143,532)

Depreciation and amortization	$6,448	$5,313	$6,244	$1,064	$19,069

	Year to Date Ended September 30, 2025
	Branded Spirits	Distilling Solutions	Ingredient Solutions	Corporate	Total
Sales	$169,495	$137,824	$90,740	$—	$398,059
Cost of Goods Sold	83,093	86,132	77,684	—	246,909
Gross Profit	86,402	51,692	13,056	—	151,150
Advertising and promotion expense	20,171	616	892	97	21,776
SG&A expense	26,389	2,149	3,057	31,692	63,287
Change in fair value of contingent consideration	25,500	—	—	—	25,500
Operating income (loss)	$14,342	$48,927	$9,107	$(31,789)	$40,587

Depreciation and amortization	$6,442	$6,121	$4,213	$1,048	$17,824

The following table allocates assets to each segment as of:

	September 30, 2026	December 31, 2025
Identifiable Assets
Branded Spirits	$546,311	$734,459
Distilling Solutions	324,496	342,449
Ingredient Solutions	137,973	133,807
Corporate	25,292	25,149
Total	$1,034,072	$1,235,864

Note 11.  Subsequent Events

Dividend. On October 28, 2026, the Company announced a quarterly dividend payable to stockholders of record of the Company’s common stock, resulting in dividend equivalents payable to certain RSU holders, of $0.12 per share and per RSU. The dividend and dividend equivalents are payable on November 27, 2026 to stockholders of record and certain RSU holders as of November 13, 2026.

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

On October 15, 2026, MGP announced that effective November 2, 2026, its corporate name will change from “MGP Ingredients, Inc.” to “Sempreon, Inc.” and its Nasdaq ticker symbol will also change from “MGPI” to “CASK”.

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

RESULTS OF OPERATIONS

Consolidated Results

The table below details the consolidated results for the quarters ended September 30, 2026 and 2025:

	Quarter Ended September 30,
	2026	2025	2026 v. 2025
Sales	$117,911	$130,912	(10)%
Cost of sales	77,452	81,479	(5)
Gross profit	40,459	49,433	(18)
Gross margin %	34.3%	37.8%	(3.5)	pp(a)
Advertising and promotion expenses	6,408	6,691	(4)
Selling, general, and administrative (“SG&A”) expenses	21,520	18,926	14
Impairment and other	514	—	N/A
Change in fair value of contingent consideration	—	2,800	N/A
Operating income	12,017	21,016	(43)
Operating margin %	10.2%	16.1%	(5.9)	pp
Interest expense, net	(3,363)	(1,739)	93
Other income, net	281	428	(34)
Income before income taxes	8,935	19,705	(55)
Income tax expense	2,047	4,276	(52)
Effective tax expense rate %	22.9%	21.7%	1.2	pp
Net income	$6,888	$15,429	(55)%
Net income margin %	5.8%	11.8%	(6.0)	pp
(a) Percentage points (“pp”).

Sales - Sales for the quarter ended September 30, 2026 were $117,911, a decrease of 10 percent compared to the year-ago quarter, which was the result of decreased sales in the Distilling Solutions and Branded Spirits segments, partially offset by increased sales in the Ingredient Solutions segment. Within the Distilling Solutions segment, sales were down 29 percent due to decreased sales volume and net price/mix of brown goods. Within the Branded Spirits segment, sales were down 4 percent primarily due to decreased sales volume of our international private label bottled products within the other category. Within the Ingredient Solutions segment, sales were up 5 percent, primarily due to increased sales volume of biofuel and other byproducts and specialty wheat proteins, partially offset by decreased sales volume of specialty wheat starches (see “Segment Results”).

Gross profit - Gross profit for the quarter ended September 30, 2026 was $40,459, a decrease of 18 percent compared to the year-ago quarter, which was the result of decreased gross profit in each segment. Within the Distilling Solutions segment, gross profit decreased by $4,806, or 34 percent. Within the Branded Spirits segment, gross profit decreased $3,001, or 9 percent. Within the Ingredient Solutions segment, gross profit decreased by $1,167, or 39 percent (see “Segment Results”).

Advertising and promotion expenses - Advertising and promotion expenses for the quarter ended September 30, 2026 were $6,408, a decrease of 4 percent compared to the year-ago quarter, primarily driven by timing of advertising and promotion spend as well as savings resulting from outside agency consolidation.

SG&A expenses - SG&A expenses for the quarter ended September 30, 2026 were $21,520, an increase of 14 percent compared to the year-ago quarter, primarily driven by increased incentive compensation accrual, partially offset by our cost savings initiatives.

Operating income - Operating income for the quarter ended September 30, 2026 decreased to $12,017 from $21,016 for the quarter ended September 30, 2025, primarily due to a decrease in gross profit in each segment, and an increase in SG&A expenses. These decreases were partially offset by the change in fair value of contingent consideration.

Operating income, quarter versus quarter	Operating Income	Change
Operating income for the quarter ended September 30, 2025	$21,016
Decrease in gross profit - Distilling Solutions segment(a)	(4,806)	(23)%
Decrease in gross profit - Branded Spirits segment(a)	(3,001)	(14)	pp(b)
Decrease in gross profit - Ingredient Solutions segment(a)	(1,167)	(6)	pp
Decrease in advertising and promotion expenses	283	1	pp
Increase in SG&A expenses	(2,594)	(12)	pp
Increase in impairment and other	(514)	(2)	pp
Change in fair value of contingent consideration	2,800	13	pp
Operating income for the quarter ended September 30, 2026	$12,017	(43)%
(a) See “Segment Results.”
(b) Percentage points (“pp”).

Income tax expense - Income tax expense for the quarter ended September 30, 2026 was $2,047, for an effective tax rate of 22.9 percent. Income tax expense for the quarter ended September 30, 2025 was $4,276, for an effective tax rate of 21.7 percent. The decrease in income tax expense, quarter versus quarter, was due primarily to lower income before income taxes.

Earnings per common share (“EPS”) - Basic and diluted EPS was $0.32 for the quarter ended September 30, 2026, compared to $0.71 for the quarter ended September 30, 2025. The change in basic and diluted EPS, quarter versus quarter, was primarily due to a decrease in operating income and an increase in interest expense, net, primarily related to higher borrowings on our credit facility due to the Penelope contingent consideration payment made during the second quarter of 2026.

Change in EPS, quarter versus quarter	EPS	Change
Basic and Diluted EPS for the quarter ended September 30, 2025	$0.71
Change in operating income(a)	(0.32)	(45)%
Change in interest expense, net(a)	(0.06)	(9)	pp(b)
Change in other income, net(a)	(0.01)	(1)	pp
Basic and Diluted EPS for the quarter ended September 30, 2026	$0.32	(55)%
(a) Net of tax based on the effective tax rate for the base year (2025).
(b) Percentage points (“pp”).

The table below details the consolidated results for the year to date ended September 30, 2026 and 2025:

	Year to Date Ended September 30,
	2026	2025	2026 v. 2025
Sales	$348,695	$398,059	(12)%
Cost of sales	228,183	246,909	(8)
Gross profit	120,512	151,150	(20)
Gross margin %	34.6%	38.0%	(3.4)	pp(a)
Advertising and promotion expenses	18,282	21,776	(16)
SG&A expenses	62,823	63,287	(1)
Provision for credit loss	2,148	—	N/A
Impairment and other	180,791	—	N/A
Change in fair value of contingent consideration	—	25,500	N/A
Operating income (loss)	(143,532)	40,587	(454)
Operating margin %	(41.2)%	10.2%	(51.4)	pp
Interest expense, net	(7,663)	(5,490)	40
Other income, net	530	957	(45)
Income (loss) before income taxes	(150,665)	36,054	(518)
Income tax expense (benefit)	(34,755)	9,255	(476)
Effective tax expense rate %	23.1%	25.7%	(2.6)	pp
Net income (loss)	$(115,910)	$26,799	(533)%
Net income margin %	(33.2)%	6.7%	(39.9)	pp
(a) Percentage points (“pp”).

Sales - Sales for the year to date ended September 30, 2026 were $348,695, a decrease of 12 percent compared to the year-ago period, which was the result of decreased sales in the Distilling Solutions and Branded Spirits segments, partially offset by increased sales in the Ingredient Solutions segment. Within the Distilling Solutions segment, sales were down 37 percent due to decreased sales volume of brown goods. Sales of Branded Spirits were down 4 percent, primarily due to decreased sales volume of our international private label bottled products within the other category. Within the Ingredient Solutions segment, sales were up 11 percent, primarily due to increased sales of specialty wheat proteins and biofuel and other byproducts (see “Segment Results”).

Gross profit - Gross profit for the year to date ended September 30, 2026 was $120,512, a decrease of 20 percent compared to the year-ago period, driven by decreased gross profit in each of the segments. In the Distilling Solutions segment, gross profit decreased by $22,371 or 43 percent. In the Branded Spirits segment, gross profit declined by $4,451, or 5 percent. In the Ingredient Solutions segment, gross profit decreased by $3,816, or 29 percent (see “Segment Results”).

Advertising and promotion expenses - Advertising and promotion expenses for the year to date ended September 30, 2026 were $18,282, a decrease of 16 percent compared to the year-ago period, primarily driven by timing of advertising and promotion spend throughout the year as well as savings resulting from outside agency consolidation.

SG&A expenses - SG&A expenses for the year to date ended September 30, 2026 were $62,823, a decrease of 1 percent compared to the year-ago period, primarily driven by our cost savings initiatives.

Operating income (loss) - Operating income for the year to date ended September 30, 2026 decreased to a loss of $143,532 from income of $40,587 for the year to date period ended September 30, 2025, primarily due to the $179,526 goodwill and other long-lived assets impairment related to the Branded Spirits segment recorded during the first quarter of 2026. Additionally, contributing to the operating loss were decreases in gross profit in each segment and an increase in provision for credit loss, recorded in the second quarter, related to one of our significant customers filing a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code during July 2026. These decreases were partially offset by the change in the fair value of the contingent consideration liability, as well as the reduction in advertising and promotion and SG&A expenses.

Operating income (loss), year to date versus year to date	Operating Income (Loss)	Change
Operating income for the year to date ended September 30, 2025	$40,587
Decrease in gross profit - Distilling Solutions segment(a)	(22,371)	(55)%
Decrease in gross profit - Branded Spirits segment(a)	(4,451)	(11)	pp(b)
Decrease in gross profit - Ingredient Solutions segment(a)	(3,816)	(9)	pp
Decrease in advertising and promotion expenses	3,494	9	pp
Decrease in SG&A expenses	464	1	pp
Increase in provision for credit loss	(2,148)	(5)	pp
Increase in impairment and other	(180,791)	(446)	pp
Change in fair value of contingent consideration	25,500	62	pp
Operating loss for the year to date ended September 30, 2026	$(143,532)	(454)%
(a) See “Segment Results.”
(b) Percentage points (“pp”).

Income tax expense (benefit) - Income tax benefit for the year to date ended September 30, 2026 was $34,755, for an effective tax rate of 23.1 percent. Income tax expense for the year to date ended September 30, 2025 was $9,255, for an effective tax rate of 25.7 percent. The decrease in income tax expense, year to date versus year to date, was primarily due to lower income before income taxes and the tax impact of the goodwill and other long-lived assets impairment. The decrease in tax rate, year to date versus year to date, was primarily due to the discrete impact of a state law change on the Company’s deferred tax balances.
Earnings per common share - Basic and diluted EPS was $(5.41) for the year to date ended September 30, 2026, compared to $1.24 for the year to date ended September 30, 2025. The change in basic and diluted EPS, year to date versus year to date, was primarily due to a decrease in operating income and an increase in interest expense, net, primarily related to higher borrowings on our credit facility due to the Penelope contingent consideration payment made during the second quarter of 2026.

Change in EPS, year to date versus year to date	EPS	Change
Basic and Diluted EPS for the year to date ended September 30, 2025	$1.24
Change in operating income(a)	(6.40)	(516)%
Change in interest expense, net(a)	(0.08)	(6)	pp(b)
Change in other income, net(a)	(0.01)	(1)	pp
Change in effective tax rate	(0.18)	(15)	pp
Change in weighted average shares outstanding	0.02	2	pp
Basic and Diluted EPS for the year to date ended September 30, 2026	$(5.41)	(536)%
(a) Net of tax based on the effective tax rate for the base year (2025).
(b) Percentage points (“pp”)

SEGMENT RESULTS

Branded Spirits

The following tables show selected financial information for the Branded Spirits segment for the quarters ended September 30, 2026 and 2025.

	BRANDED SPIRITS SALES
	Quarter Ended September 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2026	2025	$ Change	% Change
Premium plus	$31,871	$32,119	$(248)	(1)%
Mid	15,661	14,835	826	6
Value	7,612	8,170	(558)	(7)
Other	3,054	5,624	(2,570)	(46)
Total Branded Spirits	$58,198	$60,748	$(2,550)	(4)%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	(4)%	(6)%	2%

	Other Financial Information
	Quarter Ended September 30,		Quarter versus Quarter Increase / (Decrease)
	2026	2025	$ Change	% Change
Gross profit	$29,219	$32,220	$(3,001)	(9)%
Gross margin %	50.2%	53.0%		(2.8)	pp(d)
(a) Total sales change is calculated by taking the difference between current period sales dollars and prior period sales dollars, divided by prior period sales dollars.
(b) Volume change is calculated by taking the difference between current period sales volume and prior period sales volume, multiplied by prior period sales per unit. The product is then divided by prior period sales dollars.
(c) Net price/mix change is calculated by taking the difference between current period sales-per-unit and prior period sales-per-unit, multiplied by current period sales volume. The product is then divided by prior period sales dollars.
(d) Percentage points (“pp”).

Total sales of the Branded Spirits segment for the quarter ended September 30, 2026 decreased by $2,550, or 4 percent, compared to the prior year quarter, primarily due to a decrease in sales volume of our international private label bottled products within the other category.

Gross profit decreased versus the prior year quarter by $3,001, or 9 percent. Gross margin for the quarter ended September 30, 2026 decreased to 50.2 percent from 53.0 percent for the prior year quarter. The decrease in gross profit was primarily driven by higher costs and lower sales volume of the premium plus price tier, partially offset by favorable net price/mix of the premium plus price tier.

The following tables show selected financial information for the Branded Spirits segment for the year to date ended September 30, 2026 and 2025.

	BRANDED SPIRITS SALES
	Year to Date Ended September 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2026	2025	$ Change	% Change
Premium plus	$87,167	$85,536	$1,631	2%
Mid	45,129	43,355	1,774	4
Value	22,439	24,447	(2,008)	(8)
Other	7,330	16,157	(8,827)	(55)
Total Branded Spirits	$162,065	$169,495	$(7,430)	(4)%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Total Branded Spirits	(4)%	(4)%	—%

	Other Financial Information
	Year to Date Ended September 30,		Year to Date versus Year to Date Increase / (Decrease)
	2026	2025	$ Change	% Change
Gross profit	$81,951	$86,402	$(4,451)	(5)%
Gross margin %	50.6%	51.0%		(0.4)	pp(d)
(a) Total sales change is calculated by taking the difference between current period sales dollars and prior period sales dollars, divided by prior period sales dollars.
(b) Volume change is calculated by taking the difference between current period sales volume and prior period sales volume, multiplied by prior period sales per unit. The product is then divided by prior period sales dollars.
(c) Net price/mix change is calculated by taking the difference between current period sales-per-unit and prior period sales-per-unit, multiplied by current period sales volume. The product is then divided by prior period sales dollars.
(d) Percentage points (“pp”).

Total sales of the Branded Spirits segment for the year to date ended September 30, 2026 decreased by $7,430, or 4 percent, compared to the year-ago period, primarily due to a decrease in sales volume of our international private label bottled products within the other category. Sales volume of brands within the value price tier also decreased as we continued to optimize our offerings in this price tier. These decreases were partially offset by increased sales volume in the premium plus and mid price tiers reflecting our continued focus on the American whiskey and tequila categories.

Gross profit for the year to date ended September 30, 2026 decreased by $4,451, or 5 percent. Gross margin for the year to date ended September 30, 2026 decreased to 50.6 percent from 51.0 percent for the prior year period. The decrease in gross profit and gross margin was primarily driven by higher costs within the premium plus price tier and lower sales volume of our international private label bottled products.

Distilling Solutions

The following tables show selected financial information for the Distilling Solutions segment for the quarters ended September 30, 2026 and 2025.

	DISTILLING SOLUTIONS SALES
	Quarter Ended September 30,		Quarter versus Quarter Sales Change Increase/(Decrease)
	2026	2025	$ Change	% Change
Brown goods	$14,976	$28,512	$(13,536)	(47)%
Warehouse services	8,266	8,052	214	3
White goods and other co-products	5,718	4,317	1,401	32
Total Distilling Solutions	$28,960	$40,881	$(11,921)	(29)%

	Change in Quarter versus Quarter Sales Attributed to:
	Total (a)	Volume(b)	Net Price/Mix(c)
Brown goods	(47)%	(35)%	(12)%

	Other Financial Information
	Quarter Ended September 30,		Quarter versus Quarter Increase / (Decrease)
	2026	2025	$ Change	% Change
Gross profit	$9,394	$14,200	$(4,806)	(34)%
Gross margin %	32.4%	34.7%		(2.3)	pp(d)
(a) Total sales change is calculated by taking the difference between current period sales dollars and prior period sales dollars, divided by prior period sales dollars.
(b) Volume change is calculated by taking the difference between current period sales volume and prior period sales volume, multiplied by prior period sales per unit. The product is then divided by prior period sales dollars.
(c) Net price/mix change is calculated by taking the difference between current period sales-per-unit and prior period sales-per-unit, multiplied by current period sales volume. The product is then divided by prior period sales dollars.
(d) Percentage points (“pp”).

Total sales of the Distilling Solutions segment for the quarter ended September 30, 2026 decreased by $11,921, or 29 percent, compared to the prior year quarter, driven by lower brown goods sales volume and lower net price/mix. Brown goods sales volume and net price/mix decreased due to reduced customer demand resulting primarily from continued elevated industry-wide barrel inventory levels. This decrease was partially offset by an increase in sales volume of white goods and other co-products.

Gross profit decreased versus the prior year quarter by $4,806, or 34 percent. Gross margin for the quarter ended September 30, 2026 decreased to 32.4 percent from 34.7 percent. The decrease in gross profit was primarily due to lower brown goods sales volume and net price/mix, partially offset by reduced distillation costs.

The following tables show selected financial information for the Distilling Solutions segment for the year to date ended September 30, 2026 and 2025.

	DISTILLING SOLUTIONS SALES
	Year to Date Ended September 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2026	2025	$ Change	% Change
Brown goods	$44,145	$97,225	$(53,080)	(55)%
Warehouse services	25,180	24,130	1,050	4
White goods and other co-products	16,855	16,469	386	2
Total Distilling Solutions	$86,180	$137,824	$(51,644)	(37)%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Brown goods	(55)%	(57)%	2%

	Other Financial Information
	Year to Date Ended September 30,		Year to Date versus Year to Date Increase / (Decrease)
	2026	2025	$ Change	% Change
Gross profit	$29,321	$51,692	$(22,371)	(43)%
Gross margin %	34.0%	37.5%		(3.5)	pp(d)

(a) Total sales change is calculated by taking the difference between current period sales dollars and prior period sales dollars, divided by prior period sales dollars.
(b) Volume change is calculated by taking the difference between current period sales volume and prior period sales volume, multiplied by prior period sales per unit. The product is then divided by prior period sales dollars.
(c) Net price/mix change is calculated by taking the difference between current period sales-per-unit and prior period sales-per-unit, multiplied by current period sales volume. The product is then divided by prior period sales dollars.
(d) Percentage points (“pp”).

Total sales of the Distilling Solutions segment for the year to date ended September 30, 2026 decreased by $51,644, or 37 percent compared to the year-ago period, driven by lower brown goods sales volume. Brown goods sales volume decreased due to reduced customer demand resulting primarily from continued elevated industry-wide barrel inventory levels. This decrease was partially offset by an increase in net price/mix of brown goods compared to the prior year period.

Gross profit for the year to date ended September 30, 2026 decreased by $22,371, or 43 percent compared to the year-ago period. Gross margin for the year to date ended September 30, 2026 decreased to 34.0 percent from 37.5 percent. The decrease in gross profit was primarily due to lower brown goods sales volume.

Ingredient Solutions

The following tables show selected financial information for the Ingredient Solutions segment for the quarters ended September 30, 2026 and 2025.

	INGREDIENT SOLUTIONS SALES
	Quarter Ended September 30,		Quarter versus Quarter Sales Change Increase / (Decrease)
	2026	2025	$ Change	% Change
Specialty wheat starches	$14,888	$16,965	$(2,077)	(12)%
Specialty wheat proteins	10,278	8,905	1,373	15
Commodity wheat starches	2,663	2,317	346	15
Commodity wheat proteins	924	993	(69)	(7)
Biofuel and other	2,000	103	1,897	1,842
Total Ingredient Solutions	$30,753	$29,283	$1,470	5%

	Change in Quarter versus Quarter Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	5%	5%	—%

	Other Financial Information
	Quarter Ended September 30,		Quarter versus Quarter Increase / (Decrease)
	2026	2025	$ Change	% Change
Gross profit	$1,846	$3,013	$(1,167)	(39)%
Gross margin %	6.0%	10.3%		(4.3)	pp(d)

(a) Total sales change is calculated by taking the difference between current period sales dollars and prior period sales dollars, divided by prior period sales dollars.
(b) Volume change is calculated by taking the difference between current period sales volume and prior period sales volume, multiplied by prior period sales per unit. The product is then divided by prior period sales dollars.
(c) Net price/mix change is calculated by taking the difference between current period sales-per-unit and prior period sales-per-unit, multiplied by current period sales volume. The product is then divided by prior period sales dollars.
(d) Percentage points (“pp”).

Total sales of the Ingredient Solutions segment for the quarter ended September 30, 2026 increased by $1,470, or 5 percent, compared to the prior year quarter. The increase was primarily driven by increased sales volume of biofuel and other byproducts and increased sales volume of our textured protein product within specialty wheat proteins. These increases were partially offset by a decrease in sales volume of specialty wheat starches, primarily due to longer than expected downtime following a scheduled plant shutdown.
Gross profit decreased versus the prior year quarter by $1,167, or 39 percent. Gross margin for the quarter ended September 30, 2026 decreased to 6.0 percent from 10.3 percent for the prior year quarter. The decrease in gross profit and gross margin was primarily driven by higher volumes in biofuel and other. This decrease was partially offset by lower costs of specialty wheat proteins and specialty wheat starches primarily due to an initial insurance recovery payment received during the quarter related to a previously disclosed key equipment outage that occurred during the third quarter of 2025.

The following tables show selected financial information for the Ingredient Solutions segment for the year to date ended September 30, 2026 and 2025.

	INGREDIENT SOLUTIONS SALES
	Year to Date Ended September 30,		Year to Date versus Year to Date Sales Change Increase/(Decrease)
	2026	2025	$ Change	% Change
Specialty wheat starches	$52,193	$51,292	$901	2%
Specialty wheat proteins	35,735	28,865	6,870	24
Commodity wheat starches	7,950	8,097	(147)	(2)
Commodity wheat proteins	1,383	2,383	(1,000)	(42)
Biofuel and other	3,189	103	3,086	2,996
Total Ingredient Solutions	$100,450	$90,740	$9,710	11%

	Change in Year to Date versus Year to Date Sales Attributed to:
	Total(a)	Volume(b)	Net Price/Mix(c)
Total Ingredient Solutions	11%	8%	3%

	Other Financial Information
	Year to Date Ended September 30,		Year to Date versus Year to Date Increase / (Decrease)
	2026	2025	$ Change	% Change
Gross profit	$9,240	$13,056	$(3,816)	(29)%
Gross margin %	9.2%	14.4%		(5.2)	pp(d)

(a) Total sales change is calculated by taking the difference between current period sales dollars and prior period sales dollars, divided by prior period sales dollars.
(b) Volume change is calculated by taking the difference between current period sales volume and prior period sales volume, multiplied by prior period sales per unit. The product is then divided by prior period sales dollars.
(c) Net price/mix change is calculated by taking the difference between current period sales-per-unit and prior period sales-per-unit, multiplied by current period sales volume. The product is then divided by prior period sales dollars.
(d) Percentage points (“pp”).

Total sales of the Ingredient Solutions segment for the year to date ended September 30, 2026 increased by $9,710, or 11 percent, compared to the prior year period. The increase was primarily driven by increased sales volume and net price/mix of specialty wheat proteins due to cycling against the supply challenges resulting from adverse weather during the prior year, complexities associated with the closure of the Atchison distillery, as well as cycling against the timing of commercialization of new customers during the prior year. Additionally, the increase was attributable to increased sales volume of biofuel and other byproducts.
Gross profit decreased by $3,816, or 29 percent for the year to date ended September 30, 2026 compared to the prior year period. Gross margin for the year to date ended September 30, 2026 decreased to 9.2 percent from 14.4 percent for the prior year period. The decrease in gross profit and margin was primarily driven by higher waste starch stream costs in biofuel and other. This decrease was partially offset by an increase in net price/mix of specialty wheat proteins and starches.

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

At September 30, 2026, our current assets exceeded our current liabilities by $438,759, largely due to our inventories, at cost, of $400,979. At September 30, 2026, our cash balance was $13,601 and we have used our various debt agreements for liquidity purposes, with $365,000 available under our Credit Agreement and $238,000 available under the Note Purchase Agreement for additional borrowings (see Note 4, Corporate Borrowings). Under these agreements (including the Credit Agreement amendments and the Note Purchase Agreement amendments we entered into on February 20, 2026 and August 6, 2026), we must meet certain financial covenants and restrictions, and at September 30, 2026, we met those covenants and restrictions.

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

Cash Flow Summary

	Year to Date Ended September 30,		Changes, year versus year Increase / (Decrease)
	2026	2025
Net cash provided by (used in) operating activities	$(8,860)	$92,449	$(101,309)
Net cash used in investing activities	(13,210)	(40,688)	27,478
Net cash provided by (used in) financing activities	17,382	(64,286)	81,668
Effect of exchange rate changes on cash	(171)	699	(870)
Decrease in cash and cash equivalents	$(4,859)	$(11,826)	$6,967

Cash decreased $4,859 for the year to date ended September 30, 2026, compared to a decrease of $11,826 for the year to date ended September 30, 2025, for a net increase in cash of $6,967, period versus period.

Operating Activities. Cash used in operating activities for the year to date ended September 30, 2026 was $8,860. The cash used in operating activities resulted primarily from net loss of $115,910, adjustments for non-cash or non-operating charges of $111,681, including goodwill and other long-lived assets impairment, a portion of the contingent consideration payment related to the Penelope acquisition, deferred income taxes and depreciation and amortization, and cash used in operating assets and liabilities of $4,631. The primary drivers of the changes in operating assets and liabilities were $18,191 use of cash related to an increase in inventories, primarily due to an increase in barreled distillate, $8,172 use of cash related to accounts payable primarily due to timing of vendor payments and lower costs during the year to date period. These decreases were partially offset by $21,494 of cash provided by decreased accounts receivables, net, due to timing of customer payments, lower sales during the quarter, and a provision for credit loss recorded during the second quarter of 2026.

On July 26, 2026, one of our significant customers filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. As a result, during the second quarter of 2026, we recognized a provision for credit loss of $2,148. The credit loss was recorded in provision for credit loss on the Condensed Consolidated Statements of Income (Loss) for the year to date ended September 30, 2026 and in allowance for credit loss on the Condensed Consolidated Balance Sheets as of September 30, 2026. The allowance for credit loss was recorded within the Branded Spirits segment. We believe this allowance for credit loss is appropriate and consistent with our accounting policy and assessment of the information currently available. We evaluate our credit losses periodically and as circumstances warrant which may result in changes to our credit loss allowance. We are evaluating the impact of the bankruptcy on future cash collections and sales, and the ultimate amount recoverable may differ from current estimates.

Cash provided by operating activities for the year to date ended September 30, 2025 was $92,449. The cash provided by operating activities resulted primarily from adjustments for non-cash or non-operating charges of $46,344, including changes in fair value of contingent consideration, depreciation and amortization, and share-based compensation, net income of $26,799, and cash provided by operating assets and liabilities of $19,306. The primary drivers of the changes in operating assets and liabilities were $41,699 of cash provided by decreased accounts receivables, net, due to the timing of customer payments and lower sales during the year to date period, and $7,689 related to increased accrued expenses and other, which related to an increase in our incentive compensation accrual. This was partially offset by $19,935 use of cash related to an increase in inventories, primarily due to an increase in barreled distillate, and $8,446 use of cash related to a decrease in accounts payable due to timing of vendor payments and lower costs during the year to date period.

Investing Activities. Cash used in investing activities for the year to date ended September 30, 2026 was $13,210, which resulted primarily from additions to property, plant, and equipment of $14,878 (see “Capital Spending”), partially offset by distributions from equity method investment of $1,500. Cash used in investing activities for the year to date ended September 30, 2025 was $40,688, which resulted primarily from additions to property, plant, and equipment of $40,674 (see “Capital Spending”).

Capital Spending. We manage capital spending to support our business growth plans. We have incurred $10,957 and $25,436 of capital expenditures and have paid $14,878 and $40,674 for capital expenditures for the year to dates ended September 30, 2026 and 2025, respectively. The difference between the amount of capital expenditures incurred and amount paid is due to the change in capital expenditures in accounts payable. We expect to incur approximately $20,000 in capital expenditures in 2026, which we expect to use for facility improvement and facility sustenance projects and environmental health and safety projects.

Financing Activities. Cash provided by financing activities for the year to date ended September 30, 2026 was $17,382, due to net proceeds on debt of $88,200 (see “Long-Term and Short-Term Debt”), partially offset by a portion of the contingent consideration payment of $62,100, payments of dividends and dividend equivalents of $7,797 (see “Dividends and Dividend Equivalents”), and repurchases of Common Stock of $921 (see “Treasury Purchases” and “Share Repurchases”).

Cash used in financing activities for the year to date ended September 30, 2025 was $64,286, due to net payments on debt of $52,800 (see “Long-Term and Short-Term Debt”), payments of dividends and dividend equivalents of $7,739 (see “Dividends and Dividend Equivalents”), payments of loan fees related to borrowings of $2,712, and repurchases of Common Stock of $1,035 (see “Treasury Purchases” and “Share Repurchases”).

Treasury Purchases. 159,444 RSUs vested and converted to shares of Common Stock for employees during the year to date ended September 30, 2026, of which we withheld and purchased for treasury 36,409 shares valued at $921 to cover payment of associated withholding taxes.

105,776 RSUs vested and converted to shares of Common Stock for employees during the year to date ended September 30, 2025, of which we withheld and purchased for treasury 31,631 shares valued at $1,035 to cover payment of associated withholding taxes.

Share Repurchases. On February 29, 2024, we announced that our Board of Directors approved a $100,000 share repurchase program. Under the share repurchase program, we can repurchase stock from time to time for cash in open market purchases, privately negotiated transactions, or by other means, in accordance with applicable securities laws and other legal requirements. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice. During the year to date ended September 30, 2026 and 2025 we did not repurchase any shares of Common

Stock under the share repurchase program. As of September 30, 2026, there was approximately $53,412 remaining under the share repurchase program.

Dividends and Dividend Equivalents

Dividend and Dividend Equivalent Information (per Share and Unit)
Declaration date	Record date	Payment date	Declared(a)	Paid(a)	Dividend payment	Dividend equivalent payment(b)	Total payment
2026
February 25, 2026	March 13, 2026	March 27, 2026	$0.12	$0.12	$2,564	$34	$2,598
April 29, 2026	May 15, 2026	May 29, 2026	0.12	0.12	2,565	33	2,598
July 29, 2026	August 14, 2026	August 28, 2026	0.12	0.12	2,570	31	2,601
			$0.36	$0.36	$7,699	$98	$7,797

2025
February 26, 2025	March 14, 2025	March 28, 2025	$0.12	$0.12	$2,553	$25	$2,578
May 1, 2025	May 16, 2025	May 30, 2025	0.12	0.12	2,553	25	2,578
July 31, 2025	August 15, 2025	August 29, 2025	0.12	0.12	2,555	28	2,583
			$0.36	$0.36	$7,661	$78	$7,739
(a) Per share amount.
(b) Dividend equivalent payments on unvested participating securities.

On October 28, 2026, we announced a dividend payable to stockholders of record of our Common Stock, resulting in dividend equivalents payable to certain RSU holders, of $0.12 per share and per RSU. The dividend and dividend equivalents are payable on November 27, 2026 to stockholders of record and certain RSU holders as of November 13, 2026.

Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including brand development, merger and acquisition, Board-approved dividends, and share repurchase activities), and the overall cost of capital. Total debt was $341,236 (net of unamortized loan fees of $7,014) at September 30, 2026, and $252,318 (net of unamortized loan fees of $7,732) at December 31, 2025. We had net proceeds on debt of $88,200 for the year to date ended September 30, 2026 and net payment on debt of $52,800 for year to date ended September 30, 2025.

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

We are exposed to interest rate risk on the remaining portion of the borrowings on our variable rate debt in excess of the notional principal amount of our interest rate swap contracts. Increases in market interest rates would cause interest expense under the unhedged portion of our variable interest rate debt to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings under the unhedged portion of variable interest rate debt during the reporting period following an increase in market interest rates. Based on weighted average outstanding, unhedged portion of the variable-rate borrowings, at September 30, 2026, a 100 basis point increase over the current rates actually in effect at such date would increase our interest expense on an annual basis by $800. Based on weighted average outstanding fixed-rate borrowings at September 30, 2026, a 100 basis point increase in market rates would result in a decrease in the fair value of our outstanding fixed-rate debt of $15,762, and a 100 basis point decrease in market rates would result in an increase in the fair value of our outstanding fixed-rate debt of $14,436. Based on the aggregated fair value of the interest rate swaps at September 30, 2026, a 100 basis point increase in market rates would result in a decrease in fair value of our interest rate swaps of $1,270 and a 100 basis point decrease in market rates would result in an increase in fair value of our interest rate swaps of $1,307.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of September 30, 2026, our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2025, and Note 8 in this Report for information on certain proceedings to which we are subject.

ITEM 1A.    RISK FACTORS

Risk factors are described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
July 1, 2026 through July 31, 2026	—	$—	—	$53,412
August 1, 2026 through August 31, 2026	—	—	—	53,412
September 1, 2026 through September 30, 2026	—	—	—	53,412
Total	—		—
(1)On February 29, 2024, we announced that our Board of Directors approved a $100,000 share repurchase program. The repurchase program has no expiration date and may be modified, suspended, or discontinued at any time by the Company without prior notice.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

During the quarter ended September 30, 2026, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408(a) of Regulation S-K).

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
10.1
Amendment No. 2 to Amended and Restated Credit Agreement, dated August 6, 2026, among MGP Ingredients, Inc., Wells Fargo Bank, National Association, as Administrative Agent, the other loan parties party thereto and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 7, 2026)

10.2
Eighth Amendment to Note Purchase and Private Shelf Agreement, dated August 6, 2026, among MGP Ingredients, Inc., PGIM, Inc. and certain noteholders affiliated with PGIM, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 7, 2026)

*31.1	CEO Certification pursuant to Rule 13a-14(a)
*31.2	CFO Certification pursuant to Rule 13a-14(a)
**32.1	CEO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
**32.2	CFO Certification furnished pursuant to Rule 13a-14(b) and 18 U.S.C. 1350
*101
The following financial information from MGP Ingredients, Inc.’s Quarterly Report on Form 10-Q for the quarter and year to date ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (Loss), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders’ Equity, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data Filed - formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101
* Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGP INGREDIENTS, INC.

Date:	October 28, 2026	By	/s/ Julie Francis
Julie Francis, President and Chief Executive Officer

Date:	October 28, 2026	By	/s/ Brandon M. Gall
Brandon M. Gall, Chief Financial Officer